Form 10QSB
period 2005-03-31
DP & D INC
filed 2005-05-11
CIK 1265700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2005
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 333-109903
DP & D, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	47-0926492 (I.R.S. Employer Identification No.)

4251 East Melody Drive Higley, Arizona (Address of principal executive offices)	85236 (Zip Code)

(480) 396-6275 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,250,000

DP & D, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form SB-2, previously filed with the Commission on October 22, 2004, and subsequent amendments made thereto.

DP & D, Inc.

(a Development Stage Company)

Balance Sheet

(unaudited)

March 31,
2005
Assets

Current assets:
Cash	$352
Total current assets	352

$352
Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable - related party	$3,700
Notes payable - related party	10,000
Total current liabilities	13,700

Stockholders' (deficit):
Common stock
Common stock, $0.001 par value, 25,000,000 shares
authorized, 5,250,000 shares issued and outstanding	5,250
Additional paid-in capital	9,750
(Deficit) accumulated during development stage	(28,348)
(13,348)

$352

The accompanying notes are an integral part of these financial statements.

DP & D, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended		March 1, 2001
	March 31,		(Inception) to
	2005	2004	March 31, 2005

Revenue	$-	$-	$-

Expenses:
General and administrative expenses	3,602	2,685	19,553
General and administrative expenses - related party	-	-	8,700
Total expenses	3,602	2,685	28,253

(Loss) before provision for taxes	(3,602)	(2,685)	(28,253)

Provision for income taxes	(45)	(50)	(95)

Net (loss)	$(3,647)	$(2,735)	$(28,348)

Weighted average number of
Common shares outstanding - basic and fully diluted	5,250,000	5,250,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

DP & D, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Three Months Ended		March 1, 2001
	March 31,		(Inception) to
	2005	2004	March 31, 2005
Cash flows from operating activities
Net (loss)	$(3,647)	$(2,735)	$(28,348)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	5,000
Changes in operating assets and liabilities:
(Decrease) in accounts payable	-	(386)	-
Increase in accounts payable - related party	-	-	3,700
Net cash (used) by operating activities	(3,647)	(3,121)	(19,648)

Cash flows from financing activities
Issuances of common stock	-	-	10,000
Proceeds from notes payable - related party	-	3,000	10,000
Net cash (used) by financing activities	-	3,000	20,000

Net (decrease) increase in cash	(3,647)	(121)	352
Cash - beginning	3,999	1,742	-
Cash - ending	$352	$1,621	$352

Supplemental disclosures;
Interest paid	$-	$-	$-
Income taxes paid	$45	$50	$95

Non-cash transactions:
Shares issued for services	$-	$-	$5,000
Number of shares issued for services	-	-	5,000,000

The accompanying notes are an integral part of these financial statements.

DP&D, Inc.

(a Development Stage Company)

Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company's Form SB-2/A.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($28,348) for the period from March 1, 2001 (inception) to March 31, 2005, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management plans to raise funds via debt and/or equity financing in order to maintain operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Notes payable - related party

During the year ended December 31, 2004, the Company received a total of $10,000 from a family member of the sole officer and director which is considered a note payable.  The note has no interest and is due upon demand.  As of March 31, 2005, the total amount owed is $10,000.

Note 4 - Related party transactions

On April 1, 2004, the Company retained Westpac Communications, an entity controlled and owned by a shareholder and note holder of the Company, to perform consulting services.  As of March 31, 2005, the balance of $3,700 is considered an account payable - related party.

The Company does not lease or rent any property.  Office space and services are provided without charge by a director and shareholder.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Item 2. Management's Discussion

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about DP & D, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, DP & D's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management's Discussion and Analysis

We were incorporated on March 1, 2001, and have not yet begun our planned principal operations.  Our efforts to date have focused primarily on formation and organization of our company, obtaining seed capital and setting for a business plan.  We have generated no revenues from our inception through March 31, 2005.

Since the inception of our company to March 31, 2005, DP & D generated no revenues while incurring $28,253 in expenses.  This resulted in a cumulative net loss of $28,348 for the period after a $95 provision for income taxes.  The cumulative net loss was attributable solely to the costs of start-up operations.  Total expenses for the three months ended March 31, 2005 were $3,602, consisting solely of general and administrative expenses.  In comparison, for the three months ended March 31, 2004, we incurred $2,685 in general and administrative expenses.  Management believes that the increase in expenditures can be ascribed to the implementation of the business plan and the development of a website.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As we pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses and lack of revenues, we have incurred net losses since our inception.  For the three months ended March 31, 2005 and 2004, our net losses were $3,647 and $2,735, respectively.  From the date of our inception to March 31, 2005, we had a cumulative deficit of $28,348.  We do not anticipate maximizing income during the remainder of fiscal year 2005 because we have not fully begun our planned principal operations.

We believe that our cash on hand as of March 31, 2005 of $352 is not sufficient to continue operations for the next at least 12 months unless we are able to generate significant revenues or obtain additional capital infusions.  Since we were formed, we have financed our limited operations through issuances of equity and debt securities.  To date, we have issued a total of 5,000,000 shares of common stock to Dina Staheli, our president, for total services rendered of $5,000.  We also issued 250,000 shares to Harold Sciotto, a family member of Ms. Staheli, for cash in the amount of $10,000.  In addition, we owe Mr. Sciotto an aggregate of $10,000 as of March 31, 2005, which bears no interest and is due upon demand.

We have recently registered for sale an offering of a minimum of 400,000 shares and a maximum of 2,000,000 shares our common stock at a price per share of $0.05.  Implementing our business plan and generating revenues through the use of the proceeds of this offering is important to support our planned ongoing operations.  However, we cannot guarantee that we will generate such growth.  Although we anticipate that at least the minimum proceeds from such offering will sustain our operations for at least the next 12 months, if we do not generate sufficient cash flow to support continued operations, we may need to raise further capital by again issuing capital stock or debt instruments in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

Plan of Operation

DP&D's objective is to establish itself as a reliable resource providing comprehensive wedding planning packages, information, and referrals to offer our customers a wide range of products and services.  Two key objectives of DP&D's business strategy are as follows:

○

Become a full-service provider of wedding resources.  DP&D plans to facilitate the wedding planning process by providing what it believes will be one of the most comprehensive packages of services.  As DP&D develops, it intends to continue expanding the services it offers by establishing relationships with a wide range of local product and service providers.

○

Capitalize on multiple revenue opportunities.  DP&D believes that it will be able to generate multiple revenue streams.  The primary revenue stream will come from fees from wedding planning services.  Our primary focus will be on couples actively seeking information and making purchase decisions.  However, in the future - if DP&D is successful at establishing such relationships or arrangements with various product and service providers - DP&D may also benefit from revenue-sharing with local wedding vendors, such as photographers, caterers and florists.  DP&D may pursue other revenue opportunities, as appropriate, in connection with the needs of today's engaged and newly married couples.

DP&D's research has shown that customers anticipate the complete wedding consulting services to be expensive and they budget accordingly.  Competitive analysis conducted by DP&D has shown that there are over 100 companies currently offering some sort of wedding planning services in the area.  However, the majority of the incumbent competitors offer only a limited line of services like catering, flower arrangements, or gifts.

Ms. Staheli personally researched approximately 100 different wedding consultants and meeting planning companies.  In particular, the sample included approximately 21 wedding consulting companies listed in the Phoenix Yellow Pages.  Ms. Staheli also studied several websites, including the following:

www.aperfectweddingbysuzy.com

www.bbsoccasions.com

www.myphoenixwedding.com

Ms. Staheli found that most of the companies were small - frequently family-owned businesses.  Most of the websites were limited in interactive capabilities and listed little information.  Using funds allocated to Website development in the Use of Proceeds section, DP & D will enhance and develop their current Website with additional content including graphics, information, and interactive applications, as well as developing a wide range of affiliate links to products and services and a gift registry section, during the first and second year of operations.  Once the client has employed DP & D, the company will assist the client with accessing product and service information through affiliate links on DP & D's website www.itsherday.com.  The Company currently does not have material contracts and/or affiliations with third parties, and has not identified specific affiliate partners at this time. DP & D does not expect to generate revenue directly from the Website in the initial six months. There is no assurance of when, if ever, the company will derive revenues from these affiliate partners.  Such capability seemed to be unavailable on the analyzed websites.

By aggregating a complete range of wedding services under one roof, DP & D will offer its customers the ease of one-stop shopping with potential budget savings.

DP&D's promotional strategy is focused on increasing Website visibility and driving traffic to the site through anticipated affiliate links, and search engine placement and submission strategies.  DP & D plans to expand promotion of its services to potential customers in the first twelve months via print advertising in the Yellow Pages and related industry publications.

The company's key success milestones are:

○    Internet Marketing

        •    Purchase an online business listing

        •    Utilize search engine placement and keyword submission optimization services to increase the visibility of the

             Website to our target market.

        •    Utilize "Guaranteed Traffic Banner Advertising" to generate a specific number of visits to our Website by individuals in our target market

○    Establishing personal relationships with local providers of related products and services through local networking events, or walk in introductions.

○    Additional Website Development

        •    Increasing the number of interactive applications on DP & D's Website (www.itsherday.com).

        •    Direct URL Links to our affiliate partners who offer an online catalog of their products and/or services

        •    Developing the Gift Registry application

        •    Installing and integrating the application into DP & D's Website

○    Explore the viability of enlisting the services of a public relations firm to further increase our visibility and begin to build brand recognition.

DP & D's website www.itsherday.com is operational in a limited prototype form.  The initial goal for the website - in addition to its functionality as an online communication medium - is to build brand recognition via an effective internet promotional campaign.  Presently, DP & D is researching promotional mailing companies, advertising and public relations firms that might help DP & D in the process.

In an effort to meet vendors with which to build affiliate relationships and to extend the Company's exposure to potential customers, DP & D plans to attend various wedding seminars and conferences, the first of which is the upcoming East Valley Wedding Expo to be held at the Mesa Convention Center on May 14, 2005, in Mesa, Arizona.  There can be no assurance that these events or any future event will foster affiliate relationships or garner customers.

We have contracted with a part-time wedding consultant, Lindsay Thompson, whereby she will provide consulting services to us with specific regard to wedding planning on an as needed basis.  Our management may hire an additional wedding consultant in the next 12 months.  If hired, this consultant will work full-time.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.  Additionally, we do not believe that our business is subject to seasonal factors.  Our management does not expect to incur costs related to research and development.  We currently do not own any significant plant or equipment that we would seek to sell in the near future.  Our management does not anticipate the need to hire additional full- or part- time employees

Item 3. Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1) Incorporated by reference to the exhibits to the Company's Registration Statement on Form SB-2 filed on October 22, 2003.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DP & D, INC.
(Registrant)

By: /s/ Dina Staheli
Dina Staheli, President

May 10, 2005