Form 10QSB
period 2005-06-30
DP & D INC
filed 2005-08-02
CIK 1265700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-109903

DP & D, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-0926492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4251 East Melody Drive Higley, Arizona	85236
(Address of principal executive offices)	(Zip Code)

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

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,250,000

DP & D, INC.

(A Development Stage Company)

Table of Contents

                                                                                                                                                                                                        Page

Unaudited Financial Statements

  3

Balance Sheet

  4

Statements of Operations

  5

Statements of Cash Flows

  6

Notes

  7

Management's Discussion and Plan of Operation

  8

Controls and Procedures

  9

PART II - OTHER INFORMATION

10

Exhibits and Reports on Form 8-K

10

SIGNATURES

11

PART I - FINANCIAL INFORMATION

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

DP & D, Inc.

(a Development Stage Company)

Balance Sheet

(unaudited)

June 30,
2005
Assets

Current assets:
Cash	$65
Total current assets	65

$65
Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable - related party	$3,700
Notes payable - related party	10,000
Total current liabilities	13,700

Stockholders' (deficit):
Common stock
Common stock, $0.001 par value, 25,000,000 shares
authorized, 5,250,000 shares issued and outstanding	5,250
Additional paid-in capital	9,750
(Deficit) accumulated during development stage	(28,635)
(13,635)

$65

The accompanying notes are an integral part of these financial statements.

DP & D, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended		March 1, 2001
	June 30,		June 30,		(Inception) to
	2005	2004	2005	2004	June 30, 2005

Revenue:	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	287	1,309	3,889	3,994	19,840
General and administrative expenses - related party	-	3,700	-	3,700	8,700
	287	5,009	3,889	7,694	28,540

(Loss) before provision for taxes	(287)	(5,009)	(3,889)	(7,694)	(28,540)

Provision for income taxes	-	-	(45)	(50)	(95)

Net (loss)	$(287)	$(5,009)	$(3,934)	$(7,744)	$(28,635)

Weighted average number of
common shares outstanding - basic and fully diluted	5,250,000	5,250,000	5,250,000	5,250,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

DP & D, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Six Months Ended		March 1, 2001
	June 30,		(Inception) to
	2005	2004	June 30, 2005
Cash flows from operating activities
Net (loss)	$(3,934)	$(7,744)	$(28,635)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	5,000
Changes in operating assets and liabilities:
(Decrease) in accounts payable	-	3,201	-
Increase in accounts payable - related party	-	-	3,700
Net cash (used) by operating activities	(3,934)	(4,543)	(19,935)

Cash flows from financing activities
Issuances of common stock	-	-	10,000
Proceeds from notes payable - related party	-	3,000	10,000
Net cash (used) by financing activities	-	3,000	20,000

Net (decrease) increase in cash	(3,934)	(1,543)	65
Cash - beginning	3,999	1,742	-
Cash - ending	$65	$199	$65

Supplemental disclosures;
Interest paid	$-	$-	$-
Income taxes paid	$45	$50	$95

Non-cash transactions:
Shares issued for services	$-	$-	$5,000
Number of shares issued for services	-	-	5,000,000

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($28,540) for the period from March 1, 2001 (inception) to June 30, 2005, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management plans to raise funds via debt and/or equity financing in order to maintain operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Notes payable - related party

During the year ended December 31, 2004, the Company received a total of $10,000 from a family member of the sole officer and director which is considered a note payable.  The note has no interest and is due upon demand.  As of June 30, 2005, the total amount owed is $10,000.

Note 4 - Related party transactions

On April 1, 2004, the Company retained Westpac Communications, an entity controlled and owned by a shareholder and note holder of the Company, to perform consulting services.  As of June 30, 2005, the balance of $3,700 is considered an account payable - related party.

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

Management's Discussion and Plan of Operation

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

Management's Discussion

We were incorporated on March 1, 2001, and have not yet begun our planned principal operations.  Our efforts to date have focused primarily on formation and organization of our company, obtaining seed capital and setting for a business plan.  We have generated no revenues from our inception through June 30, 2005.  In the three months ended June 30, 2005, we incurred expenses of $287, which consisted solely of general and administrative expenses.  In the comparable year ago quarter, we incurred $5,009 in total expenses, which was solely attributable to general and administrative expenses, of which $3,700 was paid to a related party.  For the six month period ended June 30, 2005, our total expenses were $3,889, all of which was due to general and administrative expenses.  In comparison, for the six months ended June 30, 2004, our total expenses were $7,694, consisting solely of general and administrative expenses, of which $3,700 was paid to related parties.  Since our inception, we accumulated $28,540 in total expenses, of which $8,700 was paid to a related party in the form of general and administrative expenses and $19,840 in general and administrative expenses paid to unrelated third parties.

For the quarter ended June 30, 2005, we incurred a net loss of $287, as compared to $5,009 during the quarter ended June 30, 2004.  During the six months ended June 30, 2005, our net loss totaled $3,934, whereas our net loss for the six months ended June 30, 2004 was $7,744.  Our aggregate net loss since inception to June 30, 2005 was $28,635.  The cumulative net loss was attributable to $28,540 in general and administrative expenses related to the costs of start-up operations, as well as provision for income taxes in the amount of $95.  No development related expenses have been or will be paid to our affiliates.  We have yet to commence our planned principal operations.  Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in this registration statement.  If our business fails, our investors may face a complete loss of their investment.

We believe that our cash on hand as of June 30, 2005 of $65 is not sufficient to continue operations for the next at least 12 months unless we are able to generate significant revenues or obtain additional capital infusions.  Since we were formed, we have financed our limited operations through issuances of equity and debt securities.  To date, we have issued a total of 5,000,000 shares of common stock to Dina Staheli, our president, for total services rendered of $5,000.  We also issued 250,000 shares to Harold Sciotto, a family member of Ms. Staheli, for cash in the amount of $10,000.  In addition, we owe Mr. Sciotto an aggregate of $10,000 as of June 30, 2005, which bears no interest and is due upon demand.

We have recently registered for sale an offering of a minimum of 400,000 shares and a maximum of 2,000,000 shares our common stock at a price per share of $0.05.  To date, we have not yet received any proceeds from this offering.  Implementing our business plan and generating revenues through the use of the proceeds of this offering is important to support our planned ongoing operations.  However, we cannot guarantee that we will generate such growth.  Although we anticipate that at least the minimum proceeds from such offering will sustain our operations for at least the next 12 months, if we do not generate sufficient cash flow to support continued operations, we may need to raise further capital by again issuing capital stock or debt instruments in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

Our sole officer and director does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

We have no plans to perform any product research and development in the near term.  We do not manufacture any products.  There are no expected purchases of plant or significant equipment.  Also, there are no plans to hire additional personnel in the near term.

We have contracted with a part-time wedding consultant, Lindsay Thompson, whereby she will provide consulting services to us with specific regard to wedding planning on an as needed basis.  Our management may hire an additional wedding consultant in the next 12 months.  If hired, this consultant will work full-time.

Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our officers and directors, who also serves as our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our sole officer and director, acting in the capacity of Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are ineffective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company's Registration Statement on Form SB-2 previously filed with the SEC on October 22, 2003, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DP & D, INC.
(Registrant)

Signature	Title	Date

/s/ Dina Staheli	President and	August 1, 2005
Dina Staheli	Chief Executive Officer