Form 10QSB
period 2005-09-30
DP & D INC
filed 2005-10-27
CIK 1265700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005

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

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,750,000

DP & D, INC.

(A Development Stage Company)

Table of Contents

Page

PART I - FINANCIAL INFORMATION	3
Unaudited Financial Statements	3
Balance Sheet	4
Statements of Operations	5
Statements of Cash Flows	6
Notes	7
Notes	8
Management's Discussion and Plan of Operation	9
Controls and Procedures	10
PART II - OTHER INFORMATION	11
Exhibits and Reports on Form 8-K	11
SIGNATURES	12

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

DP & D, Inc.

(a Development Stage Company)

Balance Sheet

(unaudited)

September 30,
2005
Assets

Current assets:
Cash	$16,407
Total current assets	16,407

$16,407
Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable - related party	$2,000
Notes payable - related party	10,000
Total current liabilities	12,000

Stockholders' (deficit):

Common stock, $0.001 par value, 25,000,000 shares
authorized, 5,750,000 shares issued and outstanding	5,750
Additional paid-in capital	34,250
(Deficit) accumulated during development stage	(35,593)
4,407

$16,407

The accompanying notes are an integral part of these financial statements.

DP & D, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended		March 1, 2001
	September 30,		September 30,		(Inception) to
	2005	2004	2005	2004	September 30, 2005

Revenue	$500	$-	$500	$-	$500

Expenses:
General and administrative expenses	7,158	1,445	11,047	5,439	26,998
General and administrative expenses - related party	300	-	300	3,700	9,000
Total expenses	7,458	1,445	11,347	9,139	35,998

(Loss) before provision for taxes	(6,958)	(1,445)	(10,847)	(9,139)	(35,498)

Provision for income taxes	-	-	(45)	(50)	(95)

Net (loss)	$(6,958)	$(1,445)	$(10,892)	$(9,189)	$(35,593)

Weighted average number of
common shares outstanding - basic and fully diluted	5,494,565	5,250,000	5,332,418	5,250,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

DP & D, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Nine Months Ended		March 1, 2001
	September 30,		(Inception) to
	2005	2004	September 30, 2005
Cash flows from operating activities
Net (loss)	$(10,892)	$(9,189)	$(35,593)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	5,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable- related party	(1,700)	3,201	2,000
Net cash (used) by operating activities	(12,592)	(5,988)	(28,593)

Cash flows from financing activities
Issuances of common stock	25,000	-	35,000
Proceeds from notes payable - related party	-	5,000	10,000
Net provided by financing activities	25,000	5,000	45,000

Net increase (decrease) in cash	12,408	(988)	16,407
Cash - beginning	3,999	1,742	-
Cash - ending	$16,407	$754	$16,407

Supplemental disclosures;
Interest paid	$-	$-	$-
Income taxes paid	$45	$50	$95

Non-cash transactions:
Shares issued for services	$-	$-	$5,000
Number of shares issued for services	-	-	5,000,000

The accompanying notes are an integral part of these financial statements.

DP & D, Inc.

(a Development Stage Company)

Notes

(Unaudited)

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($35,593) for the period from March 1, 2001 (inception) to September 30, 2005, and had minimal sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management plans to raise funds via debt and/or equity financing in order to maintain operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Notes payable - related party

During the year ended December 31, 2004, the Company received a total of $10,000 from a family member of the sole officer and director which is considered a note payable.  The note has no interest and is due upon demand.  As of September 30, 2005, the total amount owed is $10,000.

Note 4 - Related party transactions

On April 1, 2004, the Company retained Westpac Communications, an entity controlled and owned by a shareholder and note holder of the Company, to perform consulting services.  On August 3, 2005, Westpac issued a credit memo to the Company in the amount of $1,700.  As of September 30, 2005, the remaining balance of $2,000 is considered an account payable - related party.

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

DP & D, Inc.

(a Development Stage Company)

Notes

(Unaudited)

Note 5 - Stockholders' equity

On August 16, 2005, the Company completed an offering of 500,000 shares of its $0.001 par value common stock to 20 individuals for cash in the amount of $25,000.

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

Management's Discussion

We were incorporated in the State of Nevada on March 1, 2001, and have not yet begun our planned principal operations.  Our efforts to date have focused primarily on formation and organization of our company, obtaining seed capital and setting for a business plan.  We have generated only minimal revenues from our inception through September 30, 2005.  During the third quarter of 2005, we generated $500 in revenues from wedding consulting services provided to one client.

In the three months ended September 30, 2005, we incurred expenses of $7,458, which consisted solely of general and administrative expenses, $300 of which was paid to related parties.  In the comparable year ago quarter, we incurred $1,445 in total expenses, which was solely attributable to general and administrative expenses.  For the nine month period ended September 30, 2005, our total expenses were $11,347, all of which was due to general and administrative expenses, $300 of which was paid to related parties.  In comparison, for the nine months ended September 30, 2004, our total expenses were $9,139, consisting solely of general and administrative expenses, of which $3,700 was paid to related parties.  Since our inception, we accumulated $35,998 in total expenses, of which $9,000 was paid to a related party in the form of general and administrative expenses and $26,998 in general and administrative expenses paid to unrelated third parties.

During the nine months ended September 30, 2005, our net loss totaled $10,892, whereas our net loss for the nine months ended September 30, 2004 was $9,189.  Our aggregate net loss since inception to September 30, 2005 was $35,593.  The cumulative net loss was attributable to $35,498 in general and administrative expenses related to the costs of start-up operations, as well as provision for income taxes in the amount of $95.  No development related expenses have been or will be paid to our affiliates.  We have yet to commence our planned principal operations.  Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in this registration statement.  If our business fails, our investors may face a complete loss of their investment.

We believe that our cash on hand as of September 30, 2005 of $16,407 is sufficient to continue operations for the next at least 12 months.  Since we were formed, we have financed our limited operations through issuances of equity and debt securities.  To date, we have issued a total of 5,000,000 shares of common stock to Dina Staheli, our president, for total services rendered of $5,000.  We also issued 250,000 shares to Harold Sciotto, a family member of Ms. Staheli, for cash in the amount of $10,000.  In addition, we owe Mr. Sciotto an aggregate of $10,000 as of June 30, 2005, which bears no interest and is due upon demand.

We have recently registered for sale an offering of a minimum of 400,000 shares and a maximum of 2,000,000 shares our common stock at a price per share of $0.05.  This offering became effective April 29, 2005.  We closed the offering on August 16, 2005 and received $25,000.00 in proceeds from this offering and issued 500,000 shares of common stock to 20 shareholders.  Implementing our business plan and generating revenues through the use of the proceeds of this offering is important to support our planned ongoing operations.  However, we cannot guarantee that we will generate such growth.  There are no formal or informal agreements to attain additional financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

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

DP & D, INC.
(Registrant)

Signature	Title	Date

/s/ Dina Staheli	President and	October 25, 2005
Dina Staheli	Chief Executive Officer