Form 10KSB
period 2005-12-31
DP & D INC
filed 2006-03-28
CIK 1265700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number 000-50983

DP & D, Inc.
(Name of small business issuer in its charter)

Nevada	47-0926492
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

4251 E. Melody Drive Higley, AZ	85236
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (480) 396-6275

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

The issuer’s revenue for its most recent fiscal year was $3,145.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol “DPDI.” The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $25,000 as of December 31, 2005.

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2005 was 5,750,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, DP&D’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

ITEM 1. DESCRIPTION OF BUSINESS

Business Development and Summary

We were incorporated in the State of Nevada on March 1, 2001. We are a development stage company with limited operations. In our initial operating period from inception to December 31, 2005, we generated revenues of $3,145, while incurring $36,419 in expenses. This resulted in a cumulative net loss of $33,369 for the period. The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations and depreciation expense. No development related expenses have been or will be paid to our affiliates.

Since our inception, our efforts have focused primarily on the execution of our business plan, which include the following activities:

1.	Obtaining capital through sales of our common stock;
2.	Establishing a website at http://www.itsherday.com;
3.	Exhibited at a Wedding Expo; and
4.	Contracted a wedding consultant.

At the time of incorporation, we had limited to no operations and no funds with which to finance our operations. In consideration of this dilemma, our former sole officer and director sought investment from third-parties. As a result, since our incorporation, we have raised capital through private sales of our common equity, as follows:

1.	In April 2001, we issued 5,000,000 shares of our common stock to Dina Staheli, our sole officer and director, in exchange for services performed valued at $5,000.

2.	In August 2003, we issued 250,000 shares of our common stock to the father of the president of DP & D for cash in the amount of $10,000 for investment purposes.

3.

On August 13, 2005, we sold an aggregate of 500,000 shares of our common stock in an SB-2 offering to 20 individuals for cash in the amount of $25,000. Prior to, and up to the time of this offering, our operations were minimal and limited to forming our corporate identity, obtaining seed capital through sales of our equity, and establishing our corporate hierarchy.

As of the date of this Annual Report, DP & D, Inc. is a company with minimal revenue or substantive operations, with minimal assets, and its primary source of capital to date has been the sale of its own securities.

Our administrative office is located at 4251 E. Melody Drive, Higley Arizona 85236, telephone (480) 396-6275.

DP & D’s fiscal year end is December 31.

Business of Issuer

Principal Services and Principal Markets

DP & D was incorporated in the State of Nevada on March 1, 2001.  DP & D, a development stage company, is a full-service provider of consulting services for weddings, holy unions and anniversaries.  The primary market for DP & D's services is Arizona because of the company's location and Ms. Staheli's contacts. Although DP & D is in the process of attempting to execute its business plan, as of the date of this Annual Report, DP & D has generated only minimal revenues.

DP & D Inc. is a full-service provider of consulting services for weddings, holy unions and anniversary celebrations.  DP & D offers clients full service event package planning and implementation.  DP&D offers event packages specifically tailored to the needs of each client. DP&D's service packages include the following:

•	Budget planning;
•	Event venue scheduling;
•	Coordinating with wedding product/service providers (florists, caterers, hair stylists, wedding dresses, tuxedos, and wedding party attire);
•	Event entertainment scheduling;
•	Vendor confirmation;
•	Ceremony rehearsal scheduling;
•	Coordinate and manage both the ceremony and reception setup; and
•	Referrals to travel agents for exotic venue choices or honeymoon planning.

Besides the wedding arrangements, which DP & D believes to be its major client assignments, the company may provide services for other types of events including corporate retreats, etiquette training, etc.

Distribution Methods of the Services

DP&D plans to utilize a number of strategies and programs to position DP&D as the definitive resource for wedding planning and information. The company's sales strategy is based on the following elements:

•	Developing affiliate relationships with third party service providers.

We are intent on building relationships with 3rd parties to allow us to offer our customers access to multiples service providers from one location. This arrangement will provide 3rd parties with additional visibility and the opportunity for additional revenue.  DP & D would like to offer affiliates an opportunity to realize value in becoming an affiliate of DP & D, before negotiating a contract for pass-through revenues generated through DP & D's website.

•	Lead generation through online business listing, search engine placement and submission strategies, and guaranteed traffic driving services offered by Microsoft bCentral.

Website traffic may also be increased by placing direct URL links to DP & D from the websites of our local affiliate partners. DP & D currently does not have any material contracts and/or affiliations with third parties.

The company's website is currently operational (www.itsherday.com).  DP & D has no intention to charge a fee for its use.  It is primarily used as an advertising medium, and is expected to eventually perform as a contact and gift registry.

DP & D is currently looking into affiliate relationships that could be instrumental in driving Internet traffic to the DP & D Website, and offer our customers access to multiple service providers in one location.   DP & D will offer affiliate partners an opportunity to display a link on the Company's website, and vice versa, for a limited time period without requesting pass-through revenue, in an effort to build relationships with  potential affiliates and service providers.

The Company currently does not have material contracts and/or affiliations with third parties, and has not identified specific affiliate partners at this time. DP & D does not expect to generate revenue directly from the Website over the next 12 months. There is no assurance of when, if ever, the company will derive revenues from these affiliate partners.

•	Word of mouth referrals.

Additional strategies DP & D has or will engage in are:

•	Enhancing the appearance of the DP & D Website with graphics and increasing the interactive applications, including adding service features such as the gift registry application.

•

The gift registry application on the DP & D Website is not a gift store. DP & D will not sell the gifts on our site. DP & D plans to provide customers with direct hyperlinks to the third party online stores where these items are sold.

•

Through further Website development, DP & D’s site will allow individuals to browse products from affiliated online merchants, and create a personal gift registry account. Individuals can view or purchase gifts listed in selected personal registries by clicking on the link to the third party online store, or they can use the application as a search engine for gift ideas.

•	Pursuing advertising in print publications including the local yellow pages, and related industry publications.

•	Securing space in regional trade shows and related events.

Industry Background and Competition

The market needs for wedding planning services are strongly shaped by the customers’ desire to have a perfectly planned and executed wedding ceremony. Weddings are major milestone events and consumers tend to allocate significant budgets to their weddings and related purchases. Although both major customer segments - brides-and-groom couples and family members - typically plan and budget for the wedding ceremony as far as a year or more in advance, they often realize that they cannot make all the necessary preparations by themselves in a cost effective manner. Strongly affected by the established social values, such customers seek professional advice to ensure that all the important aspects of the wedding ceremony meet or exceed perceived expectations.

Planning a wedding can be a stressful and confusing process. Engaged couples must make numerous decisions and expensive purchases. A typical wedding requires decisions and planning relating to bridal registries, invitations, wedding gowns and wedding party attire, wedding rings, photographers, music, caterers, flowers and honeymoons. In addition to the number of decisions faced by engaged couples, the fixed date and the emotional significance of the event intensify the stress. For the majority of engaged couples, the process of planning a wedding is an entirely new one. They do not know where to find the necessary information and services, how much services or goods should cost or when decisions need to be made. Thus, DP&D believes, today’s to-be-weds are seeking reliable resources and information to assist in their planning and purchase decisions.

The wedding market is highly fragmented and wedding resources are widely dispersed. Traditionally, to-be-weds have relied upon many different resources when planning their weddings, including family and friends, bridal magazines, books, bridal registries, wedding consultants and travel agents. Because the traditional providers of wedding resources are single-service/product focused, to-be-weds must manage multiple providers. Consequently, to-be-weds find wedding planning to be stressful, time consuming and inconvenient.

Seeking information and ideas, most engaged couples turn to bridal magazines for assistance. Many couples, however, may find that the sheer volume of gown ad pages, scarcity of editorial content, the lack of organization of these magazines and their infrequent publishing schedules make them an inefficient and insufficient source of timely and relevant wedding planning information.

DP&D believes that the principal competitive factors in the wedding planning market are convenience, ease of use, information, quality of service and products, customer affinity and loyalty, reliability and selection.

Employees

DP & D is currently in the development stage. During the development stage, DP & D plans to rely significantly upon the services of its sole officer and director, Dina L. Staheli, to set up its business operations. Currently, only Dina L. Staheli, President & CEO is involved in DP & D business on a full time basis.

DP & D had also contracted with Lindsay Thompson to provide consulting services to us with specific regard to wedding planning on an as needed basis, for which we will pay her $100 per month.  Lindsay Thompson has been involved in the wedding industry for over six years.  She is a member of the Association of Bridal Consultants, the Wedding and Event Network of Maricopa County, Arizona, as well as the Mesa Arizona Chamber of Commerce. As of September 2005 DP & D ended our contract with Lindsay Thompson. Since September 2005, we have an informal arrangement with A Simple Elegance, Lindsay Thompson’s consulting company, to provide wedding planning consulting services on an as-needed, per-project basis.

There are no other full-or-part-time employees. DP&D may hire an additional wedding consultant in the next year. If hired, the employee in this position will work full time.

Reports to Security Holders

(1)

DP & D will furnish its shareholders with audited annual financial reports certified by DP & D’s independent accountants, and may, in DP & D’s discretion, furnish unaudited quarterly financial reports.

(2)

DP & D will file periodic and current reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

(3)

The public may read and copy any materials DP & D files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site (http://www.sec.gov).

Risk Factors

Investors may lose their entire investment if DP & D fails in pursuit of its planned operations.

DP & D was formed in March 2001. Although it has endeavored to execute its business plan, DP & D has limited operations and has generated limited revenues. DP & D’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. DP & D cannot guarantee that it will be successful in fully achieving its planned principal operations. To date, DP & D has generated limited revenues and may incur losses in the foreseeable future. If DP & D is unsuccessful in pursuing its planned operations, investors may lose their entire investment.

DP & D may not be able to attain profitability without additional funding, which may be unavailable.

DP & D has limited capital resources. Unless DP & D begins to generate sufficient revenues to finance operations as a going concern, DP & D may experience liquidity and solvency problems. Such liquidity and solvency problems may force DP & D to go out of business if additional financing is not available. No alternative sources of funds are available to the company.

DP & D’s independent auditors have expressed substantial doubt about our company’s ability to continue as a going concern.

As of the date of this Prospectus, DP & D has generated only limited revenues. Taking this fact into account, the independent auditors of DP & D have expressed substantial doubt about DP & D’s ability to continue as a going concern. If DP & D’s business fails, investors may face a complete loss of their investment.

Because DP & D’s operating results may fluctuate due to seasonal factors, the financial position of DP & D may suffer accordingly.

Seasonal and cyclical patterns may affect DP&D’s revenues. DP&D believes that a larger number of weddings takes place in the second and third calendar quarters of the year (compared to the first and fourth quarters). Because of this, DP&D may experience financial difficulties in the first and fourth quarters of the year. However, DP&D has yet been unable to determine whether its revenues will be affected by seasonal fluctuations in the number of weddings.

DP & D’s business may suffer if third parties fail to provide products and services meeting DP & D’s customers’ expectations.

DP&D’s business model relies, in part, on referrals to various third parties, such as florists, hair stylists, entertainers, musicians, etc. If such – at present time unidentified – third parties fail to meet expectations of DP&D’s clients that may negatively affect the reputation and the results of operation of DP&D.

DP & D may be unable to pursue operations without the services of third parties.

DP & D is substantially dependent upon third party service providers to drive Internet traffic to the DP & D Website, and offer customers a broad range of services. The Company currently does not have material contracts and/or affiliations with third parties, and has not identified specific affiliate partners at this time. In the event we are unable to foster arrangements with third party providers, we will be unable to pursue our planned principal operations. There is no assurance of when, if ever, the company will derive revenues from these affiliate partners.

Because of competitive pressures from competitors with more resources DP & D may fail to implement its business model profitably.

DP & D operates in a highly competitive market segment with low barriers to entry. DP & D’s competitors include several larger and more established companies. Generally, many of DP&D’s actual and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, and greater name recognition. Therefore, these competitors have a significantly greater ability to attract clients. In addition, many of these competitors may be able to devote greater resources than DP&D to the development, promotion and sale of services. There can be no assurance that DP&D’s current or potential competitors will not develop products and services comparable or superior to those to be offered by us. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect DP&D’s business, results of operation and financial condition.

Control by current management may impede the ability of minority shareholders to exercise control over DP & D.

Currently, the president and CEO directly owns or controls approximately 5,000,000 shares of common stock in DP & D, which is 86.96% of the common stock outstanding. As a result, the president and CEO of DP & D could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership limits the power to exercise control by the minority shareholders.

Potential conflicts of interest may jeopardize the business of DP & D.

Our operations depend substantially on the ideas, skills, and experience of Dina Staheli. Without an employment contract, DP & D, Inc. may lose Ms. Staheli to other pursuits without a sufficient warning and, consequently, go out of business. Ms. Staheli is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, Ms. Staheli may face a conflict in selecting between DP & D, Inc. and her other business interests. DP & D, Inc. has not and, at this time, does not anticipate that it will formulate a policy for the resolution of such conflicts.

Should a public trading market in the stock of DP & D fail to develop or be sustained, investors may lose their entire investment.

As of this date of this Annual Report, no public market for DP & D, Inc.’s Common Stock has yet been established. The Company has been approved for listing on the OTC Bulletin Board under the symbol “DPDI” effective January 10, 2006. There can be no assurance that a meaningful trading market will subsequently develop. Should a viable public trading market in the stock of DP & D, Inc. fail to develop, investors in DP & D, Inc.’s common stock may lose their entire investment. In addition, in the event that a viable public trading market for DP & D, Inc.’s common stock does develop, such trading, if and when transacted, may be subject to the low-priced security or so-called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer’s account. As a result, characterization as a “penny stock” can adversely affect the market liquidity for the securities. Furthermore, the market price of the Company’s common stock, if and when traded, may be subject to significant fluctuations, and such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities.

Investors may have difficulty liquidating their investment because DP & D stock is subject to penny stock regulation.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

We have no history of paying dividends.

We have never declared or paid any cash dividends on its common stock. For the foreseeable future, DPDI intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including DPDI’s financial condition and the results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

ITEM 2. DESCRIPTION OF PROPERTY

We use office space at 4251 E. Melody Drive, Higley, AZ 85236. Ms. Dina Staheli, our sole director and officer, is providing the office space at no charge to us. We believe that this arrangement is suitable given that our current operations are primarily administrative.

ITEM 3. LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of DP & D, Inc. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of DP & D, Inc. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee, or consultant of DP & D, Inc. has been convicted of violating a federal or state securities or commodities law.

DP & D, Inc. is not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 4, 2006, holders of a majority of our common stock reappointed Dina Staheli as a Director of DPDI.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Effective January 10, 2006, the Company has been approved for listing on the OTC Bulletin Board under the symbol “DPDI”. As of December 31, 2005, no public market in DP & D, Inc.’s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop. DP & D, Inc. makes no representation about the value of its common stock. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Shares Available Under Rule 144

As of the date of this report;

1.	There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of DP & D, Inc.;

2.	There is no stock that DP & D has agreed to register for sale; and

3.	There is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

In general, under Rule 144 as amended, a person who has beneficially owned and held “restricted” securities for at least one year, including “affiliates,” may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of (i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an “affiliate” of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Holders

As of December 31, 2005, DP & D, INC. has 5,750,000 shares of $0.001 par value common stock issued and outstanding held by 22 shareholders of record. DP & D, Inc.’s Transfer Agent is: Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

Dividends

DP & D, Inc. has never declared or paid any cash dividends on its common stock. For the foreseeable future, DP & D, Inc. intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including DP & D, Inc.’s financial condition and the results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2005, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;
2.	The weighted-average exercise price of the outstanding options, warrants and rights; and
3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

Sales conducted under an exemption from registration provided under Section 4(2).

On April 20, 2001, the Company issued 5,000,000 shares of its $0.001 par value common stock as founders’ shares to its sole officer and director in exchange for services rendered in the amount of $5,000.

On August 25, 2003, the Company issued 250,000 shares of its $0.001 par value common stock to a family member of the sole officer and director in exchange for cash in the amount of $10,000.

We believe that the transactions delineated above are exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

1.	None of these issuances involved underwriters, underwriting discounts or commissions;

2.	Restrictive legends are placed on all certificates issued;

3.	The distribution did not involve general solicitation or advertising; and

4.

The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. All sophisticated investors were given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

Recent Registered Offering

The SB-2 Registration Statement, as amended (SEC File Number 333-109903), filed by DPDI and deemed effective by the Securities and Exchange Commission as of April 29, 2005, offered a minimum of 400,000 and a maximum of 2,000,000 shares of our $0.001 par value common stock at a price of $0.05 per share pursuant to a self-underwritten offering. A total of 500,000 shares were sold to approximately twenty-five investors in conjunction with the registered offering for an aggregate of $25,000.00. On August 19, 2005, we closed the offering and subsequently filed a Post-Effective Amendment to deregister 1,500,000 shares representing the unsold portion of the stock offered by DP & D.

During the year ended December 31, 2005, the actual uses of the proceeds from the offering were as follows:

Item	Amount

Offering Expenses:
Escrow Fees	$ 1,000
Transfer Fees	570

Operating Expenses:
Computer Hardware & Software	1,895
Website Development & Maintenance	2,000
Marketing	2,150
General Working Capital	910
Office Supplies	62
Salaries
Office Furniture	275
Accounting & Legal Expenses	3,070

Total Use of Proceeds	$ 11,932

The actual uses of proceeds described above were consistent with the anticipated uses of proceeds described in the Prospectus for the offering with one exception: we had to allocate a larger portion of the net proceeds from the offering to general working capital, primarily because of a substantial increase in the cost of complying with federal securities regulations.

ITEM 6. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS.

Management’s Discussion

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: the Company’s ability to secure necessary financing; plans for opening one or more restaurant units (including the scope, timing, impact and effects thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements. DP & D, Inc.’s results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the restaurant industry; the uncertainty of the Company’s ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company’s future financial and operating results, cash needs and demand for its services; and the Company’s ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

DP & D, Inc. was incorporated in the State of Nevada on March 1, 2001. To date, DP & D’s efforts have focused primarily on the execution of our business plan, which include the following activities:

1.	Obtaining capital through sales of our common stock;
2.	Establishing a website at http://www.itsherday.com;
3.	Exhibited at a Wedding Expo; and
4.	Contracted a wedding consultant.

During the year ended December 31, 2005, we generated $3,145 in revenues, compared to $0 in the year ago period ended December 31, 2004. The realization of sales revenues is attributable to the fact that we were able to begin to implement our planned business due to an infusion of capital related to a public offering of our common stock. As a result of this infusion of capital, we were able to purchase a display booth at the Mesa Chamber of Commerce Wedding Expo in May 2005, from which we were able to generate sales leads. In our initial operating period from March 1, 2001 (inception) to December 31, 2005, we generated total revenues of $3,145.

Total expenses for the year ended December 31, 2005 were $11,768, consisting solely of general and administrative expenses in the amount of $11,405 and $63 in depreciation expense. For the year ended December 31, 2004, we incurred total operating expenses of $10,894, all of which was attributable to general and administrative expenses. We believe that our level of expenditures could substantially deviate from the range of expenses between 2005 and 2004. This variance is expected to be the result of our pursuit of furtherance of our business and continued execution of our business plan. Total expenses since our inception in March 1, 2001 were $36,419, all of which is attributable to general and administrative expenses and depreciation expense.

As a result of our minimal amount of revenues and continued expenditures in pursuit of our business objectives, we incurred net losses since our inception. During the year ended December 31, 2005, our loss before income taxes totaled $8,623. After accounting for a provision for income taxes in the amount of $45, our net loss for the year ended December 31, 2005 was $8,668. Our loss before taxes for the year ended December 31, 2004 was $10,894. Considering a provision for income taxes of $50, our net loss for the year ended December 31, 2004 was $10,944. Our aggregate net loss since inception to December 31, 2005 was $33,369. The cumulative net loss was attributable to $33,274 in total expenses related to the costs of our operations, as well as provision for income taxes in the amount of $95. We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements included in this annual report. If our business fails, our investors may face a complete loss of their investment.

We believe that our cash on hand as of December 31, 2005 of $14,947 is sufficient to continue operations for the next at least 12 months. Since our incorporation, we have raised capital through sales of our common equity. All told, we raised $35,000 in cash from sales of our common stock since our inception. We have recently registered for sale an offering of a minimum of 400,000 shares and a maximum of 2,000,000 shares of our common stock at a price per share of $0.05. This offering became effective April 29, 2005. We closed the offering on August 16, 2005 and received $25,000.00 in proceeds from this offering and issued 500,000 shares of common stock to 20 shareholders. (Please refer to Part II, Item 5 “Market for Common Equity and Related Stockholder Matters” on page 10 for additional information with regard to these issuances). Implementing our business plan and generating revenues through the use of the proceeds of this offering is important to support our planned ongoing operations. However, we cannot guarantee that we will generate such growth. There are no formal or informal agreements to attain additional financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

We expect to have negative cash flows for the fiscal year 2006, as we have a limited ability to realize cash flows from sales. In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. There can be no assurance that we will be able to secure additional funds in the future to stay in business.

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

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and directors appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by a few individuals.

We have not paid for expenses on behalf of our directors. Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

DP & D, Inc.

(A Development Stage Company)

Balance Sheets

as of

December 31, 2005 and 2004

and

Statement of Operations,

Stockholders’ Equity, and

Cash Flows

For the years ended

December 31, 2005 and 2004,

and

for the period

March 1, 2001 (Date of Inception)

through

December 31, 2005

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984 (tel)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of DP&D, Inc. (the “Company”) (A Development Stage Company), as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (Deficit), and cash flows for the years then ended, and for the period from March 1, 2001 (Date of Inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DP&D, Inc. (A Development Stage Company) as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended, and for the period March 1, 2001 (Date of Inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP

February 17, 2006

DP & D, Inc.

(a Development Stage Company)

Balance Sheets

	December 31,
	2005	2004

Assets

Current assets:
Cash	$14,947	$3,999
Total current assets	14,947	3,999

Fixed assets, net	1,832	—

Total assets	$16,779	$3,999

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable – related party	—	3,700
Notes payable – related party	10,000	10,000
Accrued expenses	148	—
Total current liabilities	10,148	13,700

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares
authorized, 5,750,000 and 5,250,000 shares issued and
outstanding as of 12/31/05 and 12/31/04, respectively	5,750	5,250
Additional paid-in capital	34,250	9,750
(Deficit) accumulated during development stage	(33,369)	(24,701)
	6,631	(9,701)

	$16,779	$3,999

The accompanying notes are an integral part of these financial statements.

DP & D, Inc.

(a Development Stage Company)

Statements of Operations

			March 1, 2001
	For the years ended		(Inception) to
	December 31,		December 31,
	2005	2004	2005

Revenue	$3,145	$—	$3,145

Expenses:
General and administrative expenses	11,705	7,194	27,656
General and administrative expense-related party	—	3,700	8,700
Depreciation	63	—	63
Total expenses	11,768	10,894	36,419

(Loss) before provision for income taxes	(8,623)	(10,894)	(33,274)

Provision for income taxes
State income taxes	(45)	(50)	(95)
Federal income taxes	—	—	—
Total provision for income taxes	(45)	(50)	(95)

Net (loss)	$(8,668)	$(10,944)	$(33,369)

Weighted average number of
common shares outstanding-basic and fully diluted	5,102,619	5,088,356

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

DP & D, Inc.

(a Development Stage Company)

Statement of Stockholders’ Equity

				(Deficit)
				Accumulated	Total
			Additional	During	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
April 2001
Issued for services	5,000,000	$5,000	$—	$—	$5,000

Net (loss)
March 1, 2001
(Inception) to
December 31, 2001	—	—	—	(5,000)	(5,000)

Balance, December 31, 2005	5,000,000	5,000	—	(5,000)	_

Net (loss)
For the year ended
December 31, 2002	—	—	—	—	—

Balance, December 31, 2002	5,000,000	5,000	—	(5,000)	—

August 2003
issued for cash	250,000	250	9,750	—	10,000

Net (loss)
For the year ended
December 31, 2003	—	—	—	(8,757)	(8,757)

Balance, December 31, 2003	5,250,000	5,250	9,750	(13,757)	1,243

Net (loss)
For the year ended
December 31, 2004	—	—	—	(10,944)	(10,944)

Balance, December 31, 2004	5,250,000	5,250	9,750	(24,701)	(9,701)

August 2005
Issued for cash	500,000	500	24,500	—	25,000

Net (loss)
For the year ended
December 31, 2005	—	—	—	(8,668)	(8,668)

Balance, December 31, 2005	5,750,000	$5,750	$34,250	$(33,369)	$6,631

The accompanying notes are an integral part of these financial statements.

DP & D, Inc.

(a Development Stage Company)

Statements of Cash Flows

			March 1, 2001
	For the years ended		(Inception) to
	December 31,		December 31,
	2005	2004	2005

Cash flows from operating activities
Net (loss)	$(8,668)	$(10,944)	$(33,369)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	—	—	5,000
Depreciation	63	—	63
Changes to operating assets and liabilities:
Increase (decrease) in accounts payable	148	(499)	148
Increase (decrease) in accounts payable – related party	(3,700)	3,700	—
Net cash (used) by operating activities	(12,157)	(7,743)	(28,158)

Cash Flows from investing activities
Purchase of fixed assets	(1,895)	—	(1,895)
Net cash (used) in investing activities	(1,895)	—	(1,895)

Cash flows from financing activities
Issuances of common stock	25,000	—	35,000
Proceeds from notes payable – related party	—	10,000	10,000
Net cash provided by financing activities	25,000	10,000	45,000

Net increase in cash	10,948	2,257	14,947
Cash – beginning	3,999	1,742	—
Cash – ending	$14,947	$3,999	$14,947

Supplemental disclosures:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Non-cash transactions:
Shares issued for services	$—	$—	$5,000
Number of shares issued for services	—	—	5,000,000

The accompanying notes are an integral part of these financial statements.

DP & D, Inc.

(a Development Stage Company)

Notes

Note 1 – History and organization of the company

The Company was organized March 1, 2001 (Date of Inception) under the laws of the State of Nevada, as DP&D, Inc. The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company was initially authorized to issue 25,000,000 shares of its $0.001 par value common stock.

The Company is a full-service provider of consulting services for weddings, holy unions and anniversaries.

Note 2 – Accounting policies and procedures

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2005 and 2004.

Fixed assets

Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of fixed assets are depreciated over the following estimated useful lives utilizing the straight-line method of depreciation:

Computer Equipment	5 years

Revenue recognition

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Concentrations

The Company earns revenues from a limited number of customers in only one geographic region. During the year ended December 31, 2005, two customers represented 100% of the Company’s total sales. There are no arrangements or agreements with these customers to provide ongoing sales of the Company’s products.

Advertising costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2005 and 2004.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2005 and 2004.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2005 and 2004.

DP & D, Inc.

(a Development Stage Company)

Notes

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005 and 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash, accounts payable and notes payable because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Recent pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

DP & D, Inc.

(a Development Stage Company)

Notes

In December 2004, the FASB issued a revised Statement of Financial Accounting Standards No. 123 (SFAS #123R), “Share-Based Payments.” SFAS #123R replaced Statement of Financial Accounting Standards No. 123 (SFAS #123), “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” In March 2005, the U.S. Securities and Exchange Commission ( “SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS #123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS #123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS #123R required public companies to apply SFAS #123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS #123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005.

SFAS #123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. It requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS #123R also allows companies to adopt SFAS #123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS #123. The Company has adopted SFAS #123R. It is management’s position that SFAS #123R does not have a material effect on its financial statements and disclosures.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS #154), “Accounting Changes and Error Corrections.” SFAS #154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS #154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS #154 is not expected to have a material impact on the Company’s financial statements and disclosures.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 – Fixed assets

Fixed assets consists of the following:

	December 31,
	2005	2004
Computer equipment	$ 1,895	$ -0-

Accumulated depreciation	(63)	-0-
	$ 1,832	$ -0-

During the years ended December 31, 2005 and 2004, the Company recorded depreciation expense of $63 and $0, respectively.

DP & D, Inc.

(a Development Stage Company)

Notes

Note 4 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of ($33,369) for the period from March 1, 2001 (inception) to December 31, 2005, and had minimal sales of $3,145. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management plans to raise funds via debt and/or equity financing in order to maintain operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 5 – Income taxes

For the years ended December 31, 2005 and 2004, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2005, the Company had approximately $33,369 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2021.

The components of the Company’s deferred tax asset are as follows:

	As of December 31
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	8,668	10,944
Total deferred tax assets	8,668	10,944

Net deferred tax assets before valuation allowance	8,668	10,944
Less: Valuation allowance	(8,668)	(10,944)
Net deferred tax assets	$0	$0

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2005 and 2004.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year Ended December 31
	2005	2004
Federal and state statutory rate	$(2,947)	$(3,721)
Change in valuation allowance on deferred tax assets	2,947	3,721
	$0	$0

Arizona minimum corporation income tax paid during the years ended December 31, 2005 and 2004 were $45 and $50, respectively.

DP & D, Inc.

(a Development Stage Company)

Notes

Note 6 – Stockholder’s equity

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

On April 20, 2001, the Company issued 5,000,000 shares of its $0.001 par value common stock as founders’ shares to its sole officer and director in exchange for services rendered in the amount of $5,000.

On August 25, 2003, the Company issued 250,000 shares of its $0.001 par value common stock to a family member of the sole officer and director in exchange for cash in the amount of $10,000.

On August 16. 2005, the Company completed an offering of 500,000 shares of its $0.001 par value common stock to 20 individuals in exchange for cash in the amount of $25,000.

As of December 31, 2005, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of December 31, 2005 and 2004, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Notes payable – related party

As of December 31, 2005, the Company received a total of $10,000 from a family member of the sole officer and director which is considered a note payable. The note has no interest and is due upon demand. As of December 31, 2005, the total amount owed is $10,000.

Note 9 – Related party transactions

On April 1, 2004, the Company retained Westpac Communications, an entity controlled and owned by a shareholder and note holder of the Company, to perform consulting services. Through December 31, 2005, $3,700 in services has been rendered.

The Company does not lease or rent any property. Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

None.

9

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DP & D, Inc.’s Director is elected by the stockholders to a term of one (1) year and serves until her successor is elected and qualified. The officer is appointed by the Board of Directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until she is removed from office. The Board of Directors has no nominating, auditing, or compensation committees.

The following table sets forth certain information regarding the Chief Executive Officer and Director of DP & D, Inc.:

Name	Age	Position
Dina Staheli	39	President, Chief Executive
		Officer, Principal Financial
		Officer and Director

Dina Staheli has held her office/position since inception, and is expected to hold her office/position until the next annual meeting of DP & D, Inc.’s stockholders.

Dina Staheli, President, Chief Executive Officer, and Director, has been a freelance meeting planner for Cardinal Health (formerly Boron LePore & Associates) for the past two years. In that capacity she has been performing site inspections for upcoming meetings, carrying out pre-meeting coordination & set-up, and implementing other coordination functions. From September 1997 to May 2001, Ms. Staheli was an office manager with John M. Smales & Associates - Architecture & Planning.

Family Relationships

None.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2005 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2005 and had no trading activity in 2005.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Dina Staheli	2005	-	-	-	-	-	-	-
President and CEO	2004	-	-	-	-	-	-	-
	2003	-	-	-	-	-	-	-
	2002	-	-	-	-	-	-	-
	2001	-	-	-	5,000	-	-	-

Directors’ Compensation

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers’ Compensation

Since our incorporation, we have not entered into employment agreements with any of our officers, directors or employees. Any future compensation to be paid to these individuals will be determined by our Board of Directors, and employment agreements will be executed. We do not currently have plans to pay any compensation to our officers or directors until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2005 certain information regarding the beneficial ownership of our common stock by:

1. Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2. Each of our directors and executive officers and

3. All of our directors and executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Stock Outstanding (1)

Dina Staheli	5,000,000	86.96%
4251 E. Melody Dr.
Higley, AZ 85236

All Officers and	5,000,000	86.96%
Directors as a Group
(1 person)

(1) All of these shares are owned of record.

Change in Control

No arrangements exist that may result in a change of control of DP & D, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2001, we issued 5,000,000 shares of our common stock to Dina Staheli, our sole officer and director, in exchange for services performed valued at $5,000.

In August 2003, we issued 250,000 shares of our common stock to the father of the president of DP & D for cash in the amount of $10,000 for investment purposes. Since our inception, we received a total of $10,000 from this related party, which is considered a note payable. The note has no interest and is due upon demand.

DP & D, Inc. does not lease or rent any property. Ms. Staheli, President, provides office space and services at 4251 East Melody Drive, Higley, Arizona, 85236, without charge.

ITEM 13. EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation filed on March 1, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
b. Bylaws adopted on April 20, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2005 and December 31, 2004 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2005	2004

Audit fees	$3,800.00	$3,800.00
All other fees	-	-

Total fees	$3,800.00	$3,800.00

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DP & D, Inc.

Signature	Title	Date

/s/ Dina Staheli	Chief Executive Officer, President	March 27, 2006
Dina Staheli	and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DP & D, Inc.

Signature	Title	Date

/s/ Dina Staheli	Chief Executive Officer and	March 27, 2006
Dina Staheli	President

/s/ Dina Staheli	Secretary/Treasurer
Dina Staheli	Chief Financial Officer	March 27, 2006