Form 10QSB
period 2006-03-31
DP & D INC
filed 2006-04-28
CIK 1265700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-109903

DP & D, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-0926492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4251 East Melody Drive Higley, Arizona	85236
(Address of principal executive offices)	(Zip Code)

(480) 396-6275
(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,750,000

DP & D, INC.

(A Development Stage Company)

Item 1. Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Annual Report on Form 10-KSB, previously filed with the Commission on March 28, 2006, and subsequent amendments made thereto.

DP & D, Inc.

(a Development Stage Company)

Balance Sheet

(unaudited)

March 31,
2006
Assets

Current assets:
Cash	$10,548
Total current assets	10,548

Fixed assets, net	1,632

$12,180

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable – related party	$10,000
Total current liabilities	10,000

Stockholders’ equity:
Common stock, $0.001 par value, 190,000,000 shares
authorized, 5,750,000 shares issued and outstanding	5,750
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	—
Additional paid-in capital	34,250
(Deficit) accumulated during development stage	(37,820)
2,180

$12,180

The accompanying notes are an integral part of these financial statements.

DP & D, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended		March 1, 2001
	March 31,		(Inception) to
	2006	2005	March 31, 2006

Revenue	$—	$—	$3,145

Expenses:
General and administrative expenses	4,201	3,602	31,857
General and administrative expenses – related party	—	—	8,700
Depreciation	200	—	263
Total expenses	4,401	3,602	40,820

(Loss) before provision for taxes	(4,401)	(3,602)	(37,675)

Provision for income taxes	(50)	(45)	(145)

Net (loss)	$(4,451)	$(3,647)	$(37,820)

Weighted average number of
Common shares outstanding – basic and fully diluted	5,750,000	5,250,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

DP & D, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Three Months Ended		March 1, 2001
	March 31,		(Inception) to
	2006	2005	March 31, 2006
Cash flows from operating activities
Net (loss)	$(4,451)	$(3,647)	$(37,820)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	—	—	5,000
Depreciation	200	—	263
Changes in operating assets and liabilities:
(Decrease) in accrued expense	(148)	—	—
Net cash (used) by operating activities	(4,399)	(3,647)	(32,557)

Cash flows from investing activities
Purchase of fixed assets	—	—	(1,895)
Net cash (used) by investing activities	—	—	(1,895)

Cash flows from financing activities
Issuances of common stock	—	—	35,000
Proceeds from notes payable – related party	—	—	10,000
Net cash (used) by financing activities	—	—	45,000

Net (decrease) increase in cash	(4,399)	(3,647)	10,548
Cash – beginning	14,947	3,999	—
Cash – ending	$10,548	$352	$10,548

Supplemental disclosures;
Interest paid	$—	$—	$—
Income taxes paid	$50	$45	$145

Non-cash transactions:
Shares issued for services	$—	$—	$5,000
Number of shares issued for services	—	—	5,000,000

The accompanying notes are an integral part of these financial statements.

DP&D, Inc.

(a Development Stage Company)

Notes

Note 1 – Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company’s Annual Report on Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of ($37,820) for the period from March 1, 2001 (inception) to March 31, 2006, and had minimal sales of $3,145. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

In the event additional capital is required, the President of the Company has agreed to provide funds as a loan over the next twelve-month period, as may be required. However, the Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Fixed assets

Fixed assets as of March 31, 2006 consisted of the following:

Computer equipment	$ 1,895
Accumulated depreciation	(263)
$ 1,632

For the period ended March 31, 2006 and 2005, the Company recorded depreciation expenses of $200 and $0, respectively.

DP&D, Inc.

(a Development Stage Company)

Notes

Note 4 – Notes payable – related party

During the year ended December 31, 2004, the Company received a total of $10,000 from a family member of the sole officer and director which is considered a note payable. The note has no interest and is due upon demand. As of March 31, 2006, the total amount owed is $10,000.

Note 5 – Related party transactions

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

Note 6 – Subsequent event

On April 20, 2006, the Company amended its articles of incorporation to increase its authorized capital to 190,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value.

Item 2. Management’s Discussion

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about DP & D, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, DP & D’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as,  ”believes,”  ”expects,” “intends,”  ”plans,”  ”anticipates,”  ”estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion and Analysis

DP & D, Inc. was incorporated in the State of Nevada on March 1, 2001. To date, DP & D’s efforts have focused primarily on the execution of our business plan, which include the following activities:

1.	Obtaining capital through sales of our common stock;
2.	Establishing a website at http://www.itsherday.com;
3.	Exhibited at a Wedding Expo; and
4.	Contracted a wedding consultant.

During the three month periods ended March 31, 2006 and 2005, we did not generate any revenues, as we were unable to attract customers seeking wedding planning services in those periods. However, since our inception, we generated an aggregate of $3,145 in revenues. The realization of sales revenues is attributable to the fact that we were able to begin to implement our planned business due to an infusion of capital related to a public offering of our common stock. As a result of this infusion of capital, we were able to purchase a display booth at the Mesa Chamber of Commerce Wedding Expo in May 2005, from which we were able to generate sales leads. We believe that to attract future clients, we must increase our visibility by attending similar trade shows.

Total expenses for the three months ended March 31, 2006 were $4,401, consisting of general and administrative expenses in the amount of $4,201 and $200 in depreciation expense. For the three month period ended March 31, 2005, we incurred total operating expenses of $3,647, all of which was attributable to general and administrative expenses. We believe that our level of expenditures could substantially deviate from the range of expenses between 2006 and 2005. This variance is expected to be the result of our pursuit of furtherance of our business and continued execution of our business plan. Total expenses since our inception on March 1, 2001 were $37,820, all of which is attributable to general and administrative expenses and depreciation expense.

As a result of our minimal amount of revenues and continued expenditures in pursuit of our business objectives, we incurred net losses since our inception. During the quarter ended March 31, 2006, our loss before income taxes totaled $4,401. After accounting for a provision for income taxes in the amount of $50, our net loss for the period ended March 31, 2006 was $4,451. Our loss before taxes for the year ago three month ended March 31, 2005 was $3,602. Considering a provision for income taxes of $45, our net loss for the period ended March 31, 2005 was $3,647. Our aggregate net loss since inception to March 31, 2006 was $37,820. The cumulative net loss was attributable to a loss before provision for income taxes of $37,675, as well as provision for income taxes in the amount of $145. We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements included in this annual report. If our business fails, our investors may face a complete loss of their investment.

We believe that our cash on hand as of March 31, 2006 of $10,548 is sufficient to continue operations for the next at least 12 months. Since our incorporation, we have raised capital through sales of our common equity. All told, we raised $35,000 in cash from sales of our common stock since our inception. Implementing our business plan and generating revenues through the use of the proceeds of these offerings is important to support our planned ongoing operations. However, we cannot guarantee that we will generate such growth. There are no formal or informal agreements to attain additional financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

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

Item 2. Use of Proceeds

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

From the close of the offering through the three months ended March 31, 2006, the actual uses of the proceeds from the offering were as follows:

Item	Amount

Offering Expenses:
Escrow Fees	$ 1,000
Transfer Fees	950

Operating Expenses:
Computer Hardware & Software	1,895
Website Development & Maintenance	2,000
Marketing	2,150
General Working Capital	2,300
Office Supplies	190
Salaries	-
Office Furniture	275
Accounting & Legal Expenses	4,767

Total Use of Proceeds	$ 15,527

The actual uses of proceeds described above were relatively consistent with the anticipated uses of proceeds described in the Prospectus for the offering.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1) Incorporated by reference to the exhibits to the Company’s Registration Statement on Form SB-2 filed on October 22, 2003.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DP & D, INC.
(Registrant)

By: /s/ Dina Staheli
Dina Staheli, President