Form 10QSB
period 2006-06-30
Sub-Urban Brands, Inc.
filed 2006-08-24
CIK 1265700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐
Commission File Number: 333-109903

SUB-URBAN BRANDS, INC.
(Exact name of small business issuer specified in its charter)

NEVADA	47-0926492
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8723 Bellanca Ave, Bldg A, Los Angeles, CA 90045
(Address of Principal Executive Offices)

(310) 670-0132
Issuer’s telephone number, including area code

2222 E. Washington Blvd. Suite B, Los Angeles, CA 90021
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 22, 2006 there were 49,251,703 common shares outstanding.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION	24
ITEM 3. CONTROLS AND PROCEDURES	41
PART II — OTHER INFORMATION	42
ITEM 1. Legal Proceedings	42
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
ITEM 3. Defaults Upon Senior Securities	43
ITEM 4. Submission of Matters to a Vote of Security Holders	43
ITEM 5. Other Information	43
ITEM 6. Exhibits	43
SIGNATURES	44
Exhibit 4.1
Exhibit 4.2
Exhibit 4.3
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

 SUB-URBAN BRANDS, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DP&D, INC.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2006

ASSETS

June 30, 2006 Unaudited

Current Assets
Cash and cash equivalents	$155,333
Accounts receivable, net of allowance for doubtful accounts of $243	4,614
Inventory, net of inventory reserves of $2,269	166,134
Prepaid expenses and advances	81,569
Loan Guarantee	54,628

Total Current Assets	462,278

Property and Equipment (net of accumulated depreciation)	7,715
Deposits	5,350
Total Assets	$475,343

See accompanying notes.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DP&D, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Unaudited June 30, 2006
Current Liabilities
Accounts payable	$397,162
Accrued salary, and benefits	184,719
Accrued expenses	29,620
Accrued interest	153,868
Warrant liabilities	675,770
Convertible secured notes payable - net of unamortized debt discounts	297,926
Convertible notes payable - net of unamortized debt discounts	1,505,448
Notes payable	151,394

Total Current Liabilities	3,395,907

Long Term Liabilities	—

Long Term Liabilities	—

Total Liabilities	3,395,907

Shareholders’ deficit
Preferred Stock, $0.001 par value, 10 million shares authorized; none issued or outstanding	—
Common stock, $0.001 par value (190,000,000 shares authorized; 49,185,687 shares issued and outstanding at June 30, 2006)	49,186
Additional paid-in-capital	5,606,528
Accumulated deficit	(8,576.278)

Total Shareholders’ Deficit	(2,920,564)

Total Liabilities and Shareholders’ Deficit	$475,343

See accompanying notes.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DP&D, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$16,358	$81,883	$25,037	$103,967
Cost of revenue	(8,972)	(68,265)	(12,603)	(80,740)
Gross profit	7,386	13,618	12,434	23,227

Operating Expense
Selling expense	230,159	74,622	389,178	149,684
Product development	72,335	34,295	115,643	67,180
General and administrative expense	1,122,029	376,827	1,549,828	572,288
Total Operating Expense	1,424,523	485,744	2,054,649	789,152

Gain (Loss) from operations	(1,417,137)	(472,126)	(2,042,215)	(765,925)

Other Income (Expense)
Interest expense	(880,346)	(42,613)	(1,040,977)	(79,024)
Accretion of Series A Preferred Stock to redemption value premium	473,987	(67,713)	406,275	(135,425)
Loan Guarantee	(163,884)	—	(273,139)	—
Charge related to beneficial conversion features	(264,353)	(22,293)	(281,791)	(48,301)
Total Other Income (Expense)	(834,596)	(132,619)	(1,189,632)	(262,750)

Net Income (Loss)	(2,251,733)	(604,745)	(3,231,847)	(1,028,675)

Loss per weighted average share of common stock outstanding - basic and diluted	$(0.06)	$(0.02)	$(0.10)	$(0.09)

Weighted average shares outstanding - basic and diluted	38,619,250	25,571,004	33,164,734	24,833,983

See accompanying notes.

Condensed Consolidated Statements of Operations (Unaudited) (Continued)
	Three months ended June 30,		Six months ended June 31,
	2006	2005	2006	2005
Includes the following amounts related to share-based compensation expense for stock options:

General and administrative	$206,701	$120,750	$341,489	$120,750
		—		—
Total	$206,701	$120,750	$341,489	$120,750

See accompanying notes.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DP&D, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Six months ended June 30, 2006	Six months ended June 30, 2005
Cash flows from operating activities:
Net loss	$(3,231,847)	$(1,028.675)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	2,164	1,952
Preferred stock redemption accretion	(200,473)	135,425
Loss on notes payable conversion price	108,803	48,301
Amortization of discount on notes payable	916,627	9,741
Option compensation expense	341,489	120,750
Issuance of warrants for services	349,953	77,576
Issuance of warrants and common stock for loan guarantee	273,139
Adjustment for common stock issued as collateral		30,000
Preferred stock beneficial conversion adjustments	172,988
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	3,307	12,301
(Increase) decrease in inventory	(114,492)	63,607
(Increase) decrease in prepaid expenses and other current assets	(64,862)	(8,478)
(Increase) in deposits	1,600
(Increase ) in other receivables	(16,670)
Increase in accounts payable	100,520	59,803
Increase in accrued salary, and related benefits	16,747	48,176
Increase (decrease) in accrued expenses	(84,848)	17,467
Increase in accrued interest	(10,892)	69,156
Net cash used for operating activities	(1,436,747)	(342,898)

Cash flows from investing activities:
Purchase of property and equipment	(6,587)	--
Net cash used for investing activities	(6,587)

Cash flows from financing activities:
Proceeds from secured credit financing
Proceeds from secured convertible notes payable	750,000
Proceeds from convertible notes payable	1,274,600	328,100
Payments on convertible notes payable	(427,800)
Proceeds from notes payable to related party		29,525
Payments on notes payable to related party		(450)
Net cash provided by financing activities	1,596,800	357.176

Net increase (decrease) in cash and cash equivalents	153,466	14,278
Cash and cash equivalents, beginning of year	1,867	12,582

Cash and cash equivalents, end of year	$155,333	$26,860
Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest	$18,234	$--
	$18,234	$--

See accompanying notes.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DP&D, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Continued)

Supplemental disclosures of non-cash transactions:

During the six months ended June 30, 2006, the Company entered into the following non-cash transactions:

•	$1,076,101 for the conversion of 2,167,910 shares of preferred stock for 2,859,863 shares of its restricted common stock
•	$910,931 for the conversion of convertible notes payable plus accrued interest into 3,012,325 share of its restricted common stock
•	$14,500 for the issuance of 14,500,000 shares of $0.001 par value its restricted common stock in connection with our reverse merger
•	$250,000 for the issuance of 1,000,000 shares of its restricted common stock and $77,768 for 1,000,000 warrants for a loan guarantee
•	$441,525 for the issuance of 4,260,000 warrants for services

During the six months ended June 30, 2005, the Company entered into the following non-cash transactions:

•	$77,364 for the issuance of common stock for consulting services;

See accompanying notes.

SUB-URBAN BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

1. Significant Accounting Policies

Description of the Company

Formation and Business of the Company:

Sub-Urban Brands, Inc. (“SUB”) was incorporated in Nevada on March 1, 2001 under the name DP&D, Inc. (“DPD”). On May 11, 2006, Sub-Urban Brands, Inc., (formerly known as "DP&D, Inc.) acquired all the outstanding shares of Sub-Urban Industries, Inc. ("SUI"), pursuant to a share exchan agreement (the “Share Exchange Agreement”) in exchange for 31,673,363 restricted shares of its common stock in a reverse merger (the "Merger"). Pursuant to the Share Exchange Agreement, the shareholders of SUI immediately prior to the Merger received one share of DPD common stock for each share of Company common stock they held, or an aggregate of 31,673,363 shares of DPD common stock. These shares represented approximately 68.6% of the 46,173,363 shares of DPD common stock outstanding immediately following the Merger. The acquisition has been accounted for as a reverse merger (recapitalization) with SUI deemed to be the accounting acquirer. Accordingly, the historical financial statements presented herein are those of SUI, as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value, and those of Sub-Urban Brands, Inc., since the Merger. The retained earnings of the accounting acquirer have been carried forward after the acquisition and SUI's basis of its assets and liabilities were carried over in the recapitalization. Operations prior to the business combination are those of the accounting acquirer.

For purposes of these financial statements, references to the "Company" shall mean Sub-Urban Brands, Inc., and its wholly owned legal subsidiary SUI.

SUI, a privately-held California corporation, was incorporated March 24, 2003 to develop and promote several lifestyle apparel brands. Sub-Urban designs, sells and markets apparel (Shirts, Outerwear, Sweatshirts, T-shirts and Accessories) and pursues intellectual property to develop for the retail apparel and accessories market. Sub-Urban leads its product line with the Mash Culture Lab™, and WHITEBOY™ brands, which has been adopted in the “urban”, “street” and “board” apparel markets. Production and distribution of products are outsourced.

Merger of Sub-Urban Brands, Inc, and Sub-Urban Industries, Inc.:

SUI completed a reverse merger transaction on May 11, 2006 with DP&D, Inc., a Nevada corporation formed on March 1, 2001. As of May 11, 2006, the effective date of the merger, DPD had no amount of assets and liabilities. Effective with the merger, the directors and management of SUI became the directors and management of DPD. SUI has been considered the acquirer in this transaction, frequently referred to as a “reverse merger” of a shell company, and accounted for as a recapitalization. Accordingly, no goodwill or other adjustment in basis of assets is recorded. The shares of the shell, the legal surviving entity, are treated as issued as of the date of the transaction, and the shares held by the controlling shareholders after the transaction, are treated as outstanding for the entirety of the reporting periods. DPD was formed as a full-service provider of consulting services for weddings, holy unions and anniversaries. It had not commenced business operations as of May 11, 2006, and had no assets or liabilities. Pursuant to the reorganization, the controlling shareholders became DPD’s controlling shareholders.

On April 27, 2006, the Company changed its corporate name from DPD, Inc. to Sub-Urban Brands, Inc., and its trading symbol to SUUB.OB. SUI currently remains a wholly owned subsidiary of Sub-Urban Brands, Inc. The Company stock is quoted and traded on the NASDAQ OTC Bulletin Board.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information filed on Form 10QSB. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations. It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. These unaudited interim condensed financial statements should be read in conjunction with the Current Report on Form 8-K, dated May 15, 2006 file #06843060, containing audited financial statements of the accounting acquirer (SUI) as of and for the two years ended December 31, 2005 and 2004, and the following amendments to that Form 8K, as form 8K/A amendment #1, filed June 23, 2006 file #06922265, and Form 8K/A amendment #2 filed June 26, 2006 file #06924643.

Basis of Consolidation

The consolidated condensed financial statements include the accounts of Sub-Urban Brands, Inc., and its wholly owned subsidiary Sub-Urban Industries, Inc. All significant inter-company balances and transactions have been eliminated.

Stock Splits

On December 16, 2005, SUI’s board of directors declared a two-for-one stock split of the common stock to be distributed in the form of a stock dividend on or about December 31, 2005, to holders of record as of December 16, 2005. In 2004 SUI’s board of directors declared a 2.67-for-one stock split of the common stock, to be distributed in the form of a stock dividend on or about August 16, 2004, to holders of record on August 16, 2004. In addition, all references in the financial statements and notes to financial statements, to weighted average number of shares, per share amounts, and market prices of the Company’s common stock have been restated to give retroactive recognition to the stock split.

Use of Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company evaluates its estimates on an on-going basis, including those related to provisions for doubtful accounts, reserve for charge backs, inventories, valuation of stock, valuation of options, analysis of deferred taxes and provision for income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which do not secure any corporate obligations.

Fair Value of Financial Instruments

The Company’s financial instruments, none of which are held for trading, are cash and cash equivalents, accounts receivable, other receivables, accounts payable, notes payable and long-term debt (mandatorily redeemable preferred stock). The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The recorded values of notes payable and long-term debt (mandatorily redeemable preferred stock) approximate their fair values, as the interest approximates market rates.

Accounts Receivable

The Company extends credit to customers whose sales invoices have not been collateralized in the Company’s secured accounts receivable financing program, based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s allowance for doubtful accounts was $243 at June 30, 2006.

Inventory

Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out method. The Company’s inventory consists solely of finished goods. The Company continually evaluates its inventories by assessing slow moving products. Market value of inventory is estimated based on historical sales trends for individual product lines, the impact of market trends, an evaluation of economic conditions and review of current sales orders.

Reserves for obsolescence were reduced by $19,770 during the six months ended June 30, 2006, due to inventory written off.

Convertible Debt Financing and Derivative Liabilities

The Company evaluates each convertible debenture issued in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the holder's conversion right provision, potential liquidated damages clause, and the reset option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

If the holders of the Notes and Warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the Convertible Notes or the exercise of the Warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the initial fair value of the Warrants and the initial fair value of the embedded derivatives (i.e., conversion feature) are recorded as an accrued warrant liability and conversion feature liability in the consolidated balance sheet, and are marked to market at the end of each reporting period.

In June 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Under EITF 05-04, liquidated damages clauses may qualify as freestanding financial instruments for treatment as a derivative liability. Furthermore, EITF 05-04 addresses the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 doesn’t reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of June 30, 2006, the FASB has still not rescheduled EITF 05-04 for discussion.

In conjunction with the issuance of the Company’s senior and convertible debentures and the related warrants and registration rights, the Company adopted View A of EITF 05-04. Accordingly, the registration rights agreements, the warrants associated with the senior and convertible debentures, the debentures themselves, as well as certain features of the debentures were evaluated if they are free standing financial instruments. This treatment resulted in classification of the warrants and certain features of the debentures as either liability or equity while the registration rights agreements and other features of the debentures were treated as combined embedded derivative liabilities. Derivative liability treatment requires adjusting the carrying value of the instrument to its fair value at each balance sheet date and recognizes any change since the prior balance sheet date as a component of other income/(expense). The recorded value of such derivative liabilities can fluctuate significantly based on fluctuations of the market value of the underlying securities of the Company, as well as on the volatility of the Company’s stock price during the term used for observation and the term remaining for the underlying financial instruments. The debt features of the debentures and associated warrants previously classified as equity or liability are evaluated as a combined unit with the registration rights agreements. This combination will result in these instruments being treated as derivative liabilities requiring periodic reevaluation of fair value with potentially significant fluctuation in fair value from period to period.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. There is no material impact from the adoption of EITF 05-08 on the unaudited condensed consolidated financial position, results of operations, or cash flows.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-02, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. There is no material impact from the adoption of EITF 05-02 on the unaudited condensed consolidated financial position, results of operations, or cash flows.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues." EITF 05-7 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect there to be a material impact from the adoption of EITF 05-07 on our unaudited condensed consolidated financial position, results of operations, or cash flows.

Commitments and Contingencies

Legal Actions

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

Mandatorily Redeemable Convertible Preferred Stock, Series A of SUI

SUI had issued 2,167,910 shares of mandatorily redeemable Series A Convertible Preferred Stock in 2004, and it had an aggregate liquidation value of $812,552. The liquidation value, plus accrued but unpaid dividends, is payable on July 1, 2007, the mandatory redemption date. In addition, each share of preferred stock is convertible, at any time, at the option of the holder into the right to receive shares of the Company’s common stock. Initially, each share was convertible at an adjusted conversion price of $0.375 per share of common stock, subject to adjustment in the event of certain dividends and distributions; a merger, consolidation, or sale of substantially all of the Company’s assets; liquidation or distribution; and certain other events. Pursuant to SFAS Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, mandatorily redeemable preferred stock is reported as a long-term liability prior to it being converted.

On May 10, 2006, the holders of the preferred stock agreed to convert the preferred stock of $812,552, plus accrued dividends of $90,894, into 2,859,863 shares of common stock at a conversion adjusted price of approximately $0.3159 per share.

Comprehensive Income (Loss)

Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three and six months periods ended June 30, 2006 and 2005, comprehensive loss is equivalent to the Company’s reported net loss. Accordingly, a separate statement of comprehensive loss is not presented.

Revenue Recognition

The Company recognizes revenue upon the delivery of its product to its customers. The Company charges shipping and handling costs for inventory and sales items to cost of sales and inventory. Shipping costs recovered from customers is recorded as freight revenue and included in net sales. Revenue is recorded net of an allowance for estimated returns, price concessions, and other discounts. Such allowance is reflected as a reduction to accounts receivable when the Company expects to grant credits for such items; otherwise, it is reflected as a liability.

The Company recognizes revenue only when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists;
●	Delivery has occurred or services have been rendered;
●	The fee for the arrangement is fixed or determinable; and
●	Collectibility is reasonably assured.

Persuasive Evidence of an Arrangement — The Company documents all terms of an arrangement in a written contract or purchase order signed by the customer prior to recognizing revenue.

Delivery Has Occurred — Products are considered delivered upon delivery to a customer’s designated location.

The Fee for the Arrangement is Fixed or Determinable — Prior to recognizing revenue, the amount is either fixed or determinable under the terms of the written contract or purchase order. The amount recognized as revenue is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

Collectibility is Reasonably Assured — The Company determines that collectibility is reasonably assured prior to recognizing revenue. Collectibility is assessed on a customer-by-customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue is recognized on a cash basis.

Advertising

The Company expenses advertising costs as incurred, consisting primarily of advertising at events, placement in multiple print and internet publications, along with design, production and printing costs of sales materials. Advertising expense for the six-months ended June 30, 2006, and 2005 amounted to $160,961 and $8,649, respectively.

Stock- Based Compensation

Equity Incentive Plan

The Company has an Equity Incentive Plan (“Plan”) under which officers, key employees, consultants, and non-employee directors may be granted options to purchase shares of the Company’s authorized but un-issued common stock. The maximum number of shares of the Company’s common stock available for issuance under the Plan at June 30, 2006 is 15,883,353 million shares (see Note 10).

Prior to December 31, 2005, the Company had elected to follow Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) in accounting for its employee and non-employee stock options. Accordingly, the Company determined compensation costs based on the fair value at the grant date for its stock options using the Black-Scholes valuation method. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company’s options do not have the complete characteristics of traded options. The option valuation models do not necessarily provide a reliable measure of the fair value of its options (see Note 10). Effective January 1, 2006, the Company has adopted the fair value based method of accounting prescribed in FASB Statement of Financial Accounting Standards No. 123 (Accounting for Stock-Based Compensation)/No. 123R (Share-Based Payment) for its employee stock option plans.

Share-based Compensation Expense

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options issued under the New Plan. The financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006, reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of minor differences between SFAS 123 and SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line attribution method. Share-based compensation expense related to stock options was $206,701 and $341,489, before taxes on earnings for the three and six months ended June 30, 2006, respectively. During the three and six months ended June 30, 2005, share-based compensation expense related to stock options are recognized under the fair value method in accordance with SFAS 123. See Note 10 to the Condensed Consolidated Financial Statements for additional information.

Upon adoption of SFAS 123(R), we elected to continue valuing the Company’s share-based payment awards granted after January 1, 2006 using the Black-Scholes option-pricing model, which the Company previously used for the recognition of compensation expense required under SFAS 123. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. The Company’s options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the stock price as well as the input of other subjective assumptions. These assumptions include, but are not limited to the expected term of stock options and expected stock price volatility over the term of the awards

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of option by our employees. Upon the adoption of SFAS 123(R), management determined the expected term of stock options using the simplified method as allowed under SAB107. Prior to January 1, 2006, the Company determined the expected term of stock options based on the expected life of the option. Upon adoption of SFAS 123(R), The Company used average historical volatility of two publicly traded companies in the apparel business, measured over a period equal to the option expected terms in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107. Prior to January 1, 2006, the Company had also used historical stock price volatility in accordance with SFAS 123 for purposes of recognizing compensation expense. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s stock options and warrants. The dividend yield assumption is based on history and expectation of dividend payouts.

As share-based compensation expense recognized in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006, is based on awards ultimately expected to vest, it should have been reduced for estimated forfeitures. However, based on the Company’s relatively short history, the Company does not expect any forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. If factors change and the Company will employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that the Company recorded under SFAS 123(R) may differ significantly from what was recorded in the current period. At June 30, 2006 there is of total unrecognized compensation expense related to stock options granted under the plan of $545,799. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.5 years.

Warrants

The Company accounts for stock warrants issued to third parties in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Under the provisions of EITF 96-18, because none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the warrants occurs upon actual vesting. EITF 01-9 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 addresses the accounting for recognized servicing assets and servicing liabilities related to certain transfers of the servicer’s financial assets and for acquisitions or assumptions of obligations to service financial assets that do not relate to the financial assets of the servicer and its related parties. SFAS 156 requires that all recognized servicing assets and servicing liabilities are initially measured at fair value, and subsequently measured at either fair value or by applying an amortization method for each class of recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The adoption of SFAS 156 is not expected to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Corporation will be required to adopt FIN 48 as of January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation is currently evaluating the impact of FIN 48 and has not yet determined the effect on its earnings or financial position

2. Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $3,231,847, and $1,028,675 for the six-months ended June 30, 2006 and 2005, respectively, and had negative operating cash flows of $1,436,747 and $342,898 for the respective periods. The Company incurred net losses of $2,641,125, for the year ended December 31, 2005, and had negative operating cash flows of $914,598 for the period. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

•	Retention of experienced management personnel with particular skills in the development and commercialization of MASH CULTURE LAB™ and the WHITEBOY™ brand of products.
•	The Company is developing new customers and sales channels.
•	The Company is seeking investment capital through bridge financing and a private placement offering.

Management plans to obtain revenues from product sales, but as of June 30, 2006, there were no significant commitments for purchases of any of the WHITEBOY® or the recently launched MASH CULTURE LAB™ products. In the absence of significant sales and profits, the Company may seek to raise additional funds to match its working capital requirements.

Historically, management has been able to raise additional capital. Subsequent to June 30, 2006, the Company obtained an additional $550,000 in capital. The proceeds were used for working capital and design and production for the 2006 and 2007 MASH CULTURE LAB™’and WHITEBOY® product-line. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In an effort to address the above issues, the Company is focused on continuing its revenue growth and raising additional capital. Although the Company believes that it will obtain the additional financing, there is no assurance that such financing will be available in the amount or on the terms necessary to sustain the Company’s operations.

Additionally, The Company is a specialty urban apparel brand of fashionable and contemporary apparel and accessory items designed for consumers with a young, active lifestyle. The Company’s success is largely dependent on its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand. The Company’s failure to anticipate, identify, or react to changes in fashion trends could adversely affect its results of operations.

3.  Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net loss per share was the same as basic net loss per share for all periods presented, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company’s net losses.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Numerator
Net loss available to common shareholders	$(2,251,733)	$(604,745)	$(3,231,847)	$(1,028,675)

Denominator
Weighted average common shares outstanding	38,619,250	25,571,004	33,164,734	24,833,983

Total shares, basic	38,619,250	25,571,004	33,164,734	24,833,983

Net loss per common share:
Basic and diluted	$(0.06)	$(0.02)	$(0.10)	$(0.04)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

June 30,
2006

Secured promissory notes convertible to common stock	3,000,000
Promissory Notes convertible to common stock (1)	7,322,312
Options to purchase common stock	10,638,587
Warrants to purchase common stock (2)	24,632,245

Potential equivalent shares excluded	45,593,144

(1) Consists of convertible promissory notes issued in 2004 with a principal of $250,000 with a conversion adjustment feature, convertible into 891,587 shares of common stock, and convertible promissory notes with a principal of $1,533,800 convertible into 6,430,725 shares of common stock.

(2) Consists of 943,643 warrants issued in 2003 and 2004 with a conversion adjustment feature, convertible into 1,887,284 shares of common stock, and warrants convertible into 22,744, 960 shares of: common stock.

4. Property and Equipment

At June 30, 2006,property and equipment consisted of the following:

June 30, 2006

Computers and other equipment	$16,117
Furniture and fixtures	2,379
Machinery & equipment	612

Total property and equipment	19,108
Less: accumulated depreciation	(11,393)

Property and equipment, net	$7,715

Depreciation expense for the three and six-months ended June 30, 2006 was $1,407 and $2,164, respectively, and is included as a component of general and administrative expenses in the accompanying financial statements.

5. Notes Payable

Details of Debentures

Debt consists of the following at June 30, 2006 and December 31, 2005:

	Jun 30, 2006	December 31, 2005
Convertible notes payable - Secured	$750,000	$—
Discount on convertible notes payable - Secured	(452,074)	—
Convertible notes payable	1,783,800	1,733,100
Conversion features adjustment liability	446,201	89,157
Discount on convertible notes payable	(724,552)	(39,688)
Convertible note payable - net	1.803,375	1,782,569

Non-convertible notes payable	151,393	151,260
Related party notes payable	—	—
Total debt	1,954,768	1,933,829
Less: current portion	(1,954,768)	(1,933,829)
Long-term debt, less current portion	$—	$—

Convertible Notes Payable

Schedule of Convertible Notes Payable at June 30, 2006
	Convertible Notes Payable - Secured	Convertible Notes Payable	Total convertible Notes Payable
Balance at December 31, 2005	$0	1,733,100	1,733,100
New financing arrangements	750,000	1,274,600	2,024,600
Note conversions to common stock	0	(796,100)	(796,100)
Note principal repayments	0	(427,800)	(427,800)
Balance at June 30, 2006	$750,000	$1,783,800	$2,533,800

Debt Issued with Stock Purchase Warrants─Fair Value of Warrants Recorded as a Liability

In May and June 2006, the Company issued unsecured promissory notes in the aggregate principal amount of $300,000 (the Notes) and warrants to purchase the Company's common stock (the Warrants) to qualified buyers and accredited investors. The Notes bear interest at a rate of 10%, mature on May and June of 2007, and are convertible into 1,200,000 shares of the Company's common stock at a conversion price of $0.25 per share. The difference between the conversion price and the fair market value of the common stock on the commitment date (transaction date) resulted in a beneficial conversion feature recorded of $395,751. The associated Warrants are exercisable for 1,260,000 shares of common stock at an exercise price of $0.25 per share. The Warrants, which expire three years after issuance, were assigned a value of $359,943, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes valuation model: a term of three years, risk-free rate of 4.99 to 5.24%, volatility of 43.85%, and dividend yield of zero. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the Notes and the Warrants were allocated based on their relative fair values. The discounts on the Notes for the beneficial conversion feature and the Warrants are being amortized to interest expense, using the effective interest method, over the term of the Notes. Total interest expense recognized relating to the beneficial conversion feature and the Warrants discount was $441,765 during the period ended June 30, 2006. The holders of the Notes and Warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the Notes or the exercise of the Warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the initial fair value of the Warrants of $359,943 was recorded as an accrued warrant liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. There was no material change was marked as of the end of the reporting period.

Debt Issued with Stock Purchase Warrants ─ Fair Value of Warrants Recorded as Additional Paid-in Capital

In the six month period ending June 30, 2006, the Company issued $2,024,600 of new convertible securities in private placements to qualified buyers and accredited investors investment units consisting of notes and warrants. The fair value of the warrants at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the Notes. The discount on the Notes is being amortized to interest expense over the term of the Notes.

a) In January 2006, a convertible note financing arrangement in the amount of $25,000, convertible at $0.25 per share, with interest at 10% per annum, due in March 2007, and in connection with this financing issued a 1 year warrant for the purchase of 100,000 shares at a price of $0.25. The note plus accrued interest was repaid in February 2006.

b) In January 2006, a convertible note financing arrangement in the amount of $3,600, convertible at $0.25 per share, with interest at 10% per annum, due in January 2007, and in connection with this financing issued a 3 year warrant for the purchase of 14,000 shares at a price of $0.25. The note plus accrued interest was converted in May 2006.

c) In February 2006, a convertible note financing arrangement in the amount of $1,000, convertible at $0.25 per share, with interest at 10% per annum, due in August 2006, and in connection with this financing issued a 3 year warrant for the purchase of 4,000 shares at a price of $0.25.

d) In February 2006, a convertible note financing arrangement in the amount of $500,000, convertible at $0.25 per share, with interest at 10% per annum due in August 2006, and in connection with this financing, issued a i) 2 year warrant for the purchase of 2,000,000 shares at a price of $0.25, ii) in April 2006 a 2 year warrant for the purchase of 2,000,000 shares at a price of $0.25, iii) in connection with this financing, as compensation for a third party’s guarantee, issued 1,000,000 shares of common stock, and a 2 year warrant for the purchase of 1,000,000 shares of common stock at an exercise price of $0.25 per share.

e) In April 2006, a secured convertible note financing arrangement in the amount of $750,000, convertible at $0.25 per share, with interest at 10% per annum, due in April 2007, and in connection with this financing issued i) a 3 year warrant for the purchase of 3,000,000 shares at a price of $0.25 ii) a 9 month unit purchase warrant consisting of a right to purchase 3,000,000 shares of Sub-Urban common stock at a price of $0.25 per share by January 18, 2007, plus a 3 year warrant for the purchase of 1,500,000 shares of common stock at an exercise price of $0.50 per share.

f) In May 2006, a convertible note financing arrangement in the amount of $295,000, convertible at $0.25 per share, with interest at 10% per annum, due in May 2007, and in connection with this financing issued i) a 3 year warrant for the purchase of 1,180,000 shares at a price of $0.25 ii) a 9 month unit purchase warrant consisting of a right to purchase 1,180,000 shares of Sub-Urban common stock at a price of $0.25 per share by February, 2007, plus a 3 year warrant for the purchase of 590,000 shares of common stock at an exercise price of $0.50 per share.

The Company also issued the following promissory notes to in private placements to qualified buyers and accredited investors.

a) In January 2006, a convertible note financing arrangement in the amount of $50,000, convertible at $0.25 per share, with interest at 10% per annum, due in January 2007. The note plus accrued interest was repaid in April 2006.

b) In February 2006, a convertible note financing arrangement in the amount of $100,000, convertible at $0.25 per share, with interest at 10% per annum, due in February 2007. The note plus accrued interest was repaid in April 2006.

Note Conversions to Common Stock: In May and June 2006, convertible note holders converted $910,931, consisting of $796,100 of principal, and $114,831 of accrued interest into 3,012,325 shares of common stock. $764,685 of principal and accrued interest conversion adjusted price of approximately $0.31503, and $146,246 of principal and accrued interest converted at $0.25.

In 2004, the Company issued a series of convertible promissory notes payable with varying interest stated rates from 0% to 18% per annum. An 8% per annum interest rate was imputed for any notes having a stated interest rate below market interest rates. As of June 30, 2006 the holders of $250,000, of the notes had the right to convert, at the option of the holder and on or prior to the fifth day prior to the Mandatory Redemption Date (July 1, 2007), into such number of fully paid non-assessable shares by dividing the now split-adjusted Original Series A Issue Price ($0.3745) by the Conversion Price. The Conversion Price shall be the split-adjusted Original Series A Issue Price of $0.3745. However, if the Company issues additional stock (“Additional Stock”), after the date upon which any these notes were first issued, for a price less than the Conversion Price, the Conversion Price shall be as adjusted prior to each such issuance. This adjustment shall be the Conversion Price multiplied by a fraction where the:

•
Numerator shall be the number of shares of Common Stock outstanding immediately prior to such issuance (subject to certain adjustments for warrants, options and convertible securities), plus the number of shares of Common Stock that the aggregate consideration received by the Company for the Additional Stock would purchase at the Conversion Price, and;

•
Denominator shall be the number of shares of Common Stock outstanding immediately prior to such issuance (subject to certain adjustments for warrants, options and convertible securities), plus the number of shares of such Additional Stock.

For the six months ended June 30, 2006,the company recorded a charge of $108,803, of which $76,366 was related to the shares converted in the 6-month period ending June 30, 2006. Accrued interest on these notes at June 30, 2006 was $39,726.

As of June 30, 2006, $2,278,500 of the convertible notes have rights where the holder of such notes may convert all or a portion of the unpaid principal plus unpaid accrued interest into shares of the Company’s common stock at $0.250 per share. The maturity dates of these notes were all due within 12 months of the note date. Accrued interest on these notes at June 30, 2006 is $75,269.

As of June 30, 2006, $5,300 of the convertible notes have rights where the holder of such notes may convert all or a portion of the unpaid principal plus unpaid accrued interest into shares of the Company’s common stock at $0.3750 per share. The maturity dates of these notes were all due within 12 months of the note date. Accrued interest on these notes at June 30, 2006 is $570.

Non-Convertible Notes Payable

At June 30, 2006 the Company had notes payable to a commercial finance company in the amount of amount of $46,394, plus accrued interest of $6,917 plus three notes payable from investors that were not convertible notes with a principal balance of $105,000. The total accrued interest on these notes at June 30, 2006 was $31,386.

Loan Guarantee

In February 2006, the Company reached an agreement whereby two third-parties personally guaranteed a convertible note payable to an investor amounting to approximately $500,000 and bearing interest at 10% per annum. In exchange for the guaranty, the Company issued 1,000,000 shares of common stock and warrants to purchase 2 million shares of common stock at an exercise price of $0.25 to these two parties. The fair value of the Company’s stock on February 22, 2006, the date the stock was issued, was $0.25 per share and the estimated fair value of the warrants was $77,766, calculated using the Black-Scholes model. The aggregate fair value of the stock and warrants issued for this guarantee amounted to $327,767 and has been capitalized as a loan guarantee. The fee is being amortized to interest expense as the related note payable is paid down. As of June 30, 2006 the unamortized Loan Guarantee amount was $54,628, and the Company recognized interest expense of $163,884 and $273,139 for the three and six months ending June 30, 2006 related to the amortization of the guarantee fee.

6. Shareholders’ Deficit

The Company’s authorized capital stock consists of 200,000,000 shares of .001 par value stock, with 190,000,000 shares designated as common and 10,000,000 shares designated as preferred. On April 25, 2006, the board of directors of the legal acquirer (Sub-Urban Brands) approved a forward stock split on a 29-for-1 basis. On December 16, 2005, Sub-Urban’s board of directors, the Company’s wholly owned subsidiary, declared a two-for-one stock split of the common stock to be distributed in the form of a stock dividend on or about December 31, 2005, to holders of record as of December 16, 2005. In 2004 Sub-Urban’s board of directors declared a 2.67-for-one stock split of the common stock, to be distributed in the form of a stock dividend on or about August 16, 2004, to holders of record on August 16, 2004. Accordingly, all references to number of shares, except for shares authorized, and to per share information in the financial statements have been adjusted to reflect these stock splits on a retroactive basis.

7. Preferred Stock

The Company issued 2,167,910 shares of mandatorily redeemable Series A Convertible Preferred Stock in 2004. On May 10, 2006, the holders of the preferred stock agreed to convert the preferred stock of $812,552, plus accrued interest of 90,894, into 2,859,863 shares of common stock at a conversion adjusted price of approximately $0.3159 per share.

8. Common Stock

As of June 30, 2006 and December 31, 2005, the Company has, 49,185,687 and 27,813,500 shares of common stock that are issued and outstanding, respectively. 14,500,00 shares of common stock are unrestricted and free trading shares originally held by the shareholders of the legal acquirer, Sub-Urban Brands, Inc. Holders of shares of the Company’s common stock have the following rights:

•	Dividend rights
•	Liquidation rights

Dividend rights: After all of the Company’s Series A Preferred Stock has been redeemed or converted and subject to the prior rights of any other classes of stock at the time outstanding having prior rights to dividends, holders of Common Stock shall be entitled to receive, when, as and if declared by the Board of Directors, out of any the Company’s assets legally available therefore, such dividends as may be declared from time to time by the Board of Directors.

Liquidation Rights: Upon the distribution of the priority liquidation preferences of the Series A Preferred Stock shareholders, all of the Company’s remaining assets shall be distributed among the holders of Series A Preferred Stock and Common Stock pro rata based on the number of shares of Common Stock held by each, assuming conversion of one-half of all such Series A Preferred Stock. The Company’s Common Stock is not redeemable. Each issued and outstanding share shall have one vote.

Transactions for the six months ended June 30, 2006

In February 2006, the company issued 1,000,000 shares of its restricted common stock having a market value of $250,000 to two individuals as compensation for a third party’s guarantee of one of the Company’s financing arrangements.

On May 10, 2006, the holders of the preferred stock agreed to convert the preferred stock of $812,552, plus accrued interest of 90,894, into 2,859,863 shares of common stock at a conversion adjusted price of approximately $0.3159 per share.

On May 11, 2006, in connection with the merger of Sub-Urban Brands, Inc (legal acquirer) and Sub-Urban Industries, Inc. (accounting acquirer), the legal acquirer had 14,500,000 shares issued and outstanding, and issued exchanged 31,673,363 of its common stock for the common stock of the accounting acquirer.

Note Conversions: In May and June 2006, convertible note holders converted $910,931, consisting of $796,100 of principal, and $114,831 of accrued interest into 3,012,325 shares of common stock. $764,685 of principal and accrued interest conversion adjusted price of approximately $0.31503, and $146,246 of principal and accrued interest converted at $0.25.

9. Warrants

As of June 30, 2006 and December 31, 2005, the Company has 23,688,603 and 2,660,203, warrants to purchase shares of common stock respectively outstanding. Such issuances were accounted for under Financial Accounting Standards Board Statement No. 123 using the Black-Scholes option-pricing model (with the same assumptions as those used for the options, see Note 10).

There were no warrants exercised during the period ending June 30, 2006 and the year ended December 31, 2005.

Changes in the status of warrants, prior to any conversion price adjustments or warrant quantity adjustments are summarized below for the 6 month period ending June 30, 2006 and the year ended December 31, 2005:

	6 Months ended June 30, 2006		Year ended December 31, 2005
	Warrants	Weighted Average Price	Warrants	Weighted Average Price
Outstanding at beginning of period	2,660,203	$0.320	943,643	$0.355
Granted	21,028,400	0.240	1,716,560	0.300
Cancelled or expired	—	—	—	—
Exercised	—	—	—	—
Outstanding at end of period	23,688,603	$0.276	2,660,203	$0.320
Exercisable at the end of the period	23,688,603	$0.276	2,660,203	$0.320
Price range of warrants	$0.10 - 0.375	$0.276	$0.250 - 0.375	$0.320

Transactions for the 6 months ended June 30, 2006

In the 6-month period ending June 30, 2006, the Company issued warrants convertible into 4,260,000 shares of its common stock to various consultants. The exercise price of the warrants ranged from $0.10 to $0.25 per share. The Company recognized consulting expense of $349,956 related to these grants. The consulting expense was determined based on the Black-Scholes option value method. The warrants were granted in lieu of cash compensation for management consulting services rendered.

In the 6-month period ending June 30, 2006, the Company issued warrants convertible into 15,768,400 shares of its common stock in connection with the acquisition of debt. The exercise price of these warrants ranged from $0.25 to $0.50 per share. The value of these warrants was $1,597,581, and the Company recognized interest expense of $484,836 for the amortized portion of these warrants. The value and expense was determined based on the Black-Scholes option value method.

In the 6-month period ending June 30, 2006, the Company issued warrants convertible into 1,000,000 shares of its common stock in connection with a loan guarantee. The exercise price of these warrants was $0.25 per share. The value of these warrants was $77,767, and the Company recognized loan guarantee expense of $64,806 for the amortized portion of these warrants. The value and expense was determined based on the Black-Scholes option value method.

10. Stock-Based Compensation

On June 25, 2003 the Board of Directors of the Company adopted an equity incentive plan. At June 30, 2006, the plan has authorized a share pool 15,883,353 shares, of which a total of 10,638,587, were outstanding. There were no stock options exercised during the six-month period ending June 30, 2006 years and year ended December 31, 2005.

The Company accounts for its stock-based compensation based on SFAS No. 123, “Accounting for Stock-Based Compensation”. Pursuant to SFAS No.123, the Company recognized an expense for the fair market value of the stock-based instrument granted to third parties and employees. SFAS No. 123, established and encouraged the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The Company uses the Black-Scholes Model to determine fair value for valuing options granted. The Black-Scholes method is based on the following assumptions for the period ending June 30, 2006: average risk free interest rate ranging from 4.68% to 5.24%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 50.28% and 43.85%; and an expected life of 6 years for the options.

For the period ending June 30, 2006, the company granted issued options convertible into 3,005,889 shares of its common stock to officers and consultants to the Company. The exercise price of the options was from $0.25 per share to $0.64. The value of these grants was $504,385, and the Company recognized compensation expense of $115,696 for the vested portion of these grants.

The fair value of options granted under the plan were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Expected term (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	5.12 - 5.24%	3.91%	4.68 - 5.24%	3.91%
Expected volatility	43.85%	52.6%	43.85 - 50.28%	52.6%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value at grant date	$0.17	$0.14	$0.17	$0.14

The effect of recording share-based compensation expense for the three months and six months ended June 30, 2006 is as follows:

	Three Months EndedJune 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation expense related to employee stock options	$206,701	$341,489
Tax benefit	0	0
Net decrease in net earnings	$206,701	$341,489

Effect on:
Cash flows from operating activities	—	—
Cash flows from financing activities	—	—

Effect on:
Net earnings per share — Basic	$0.01	$0.01
Net earnings per share — Diluted	$0.01	$0.01

For the three and six months ended June 30, 2006, total share-based compensation expense recognized in earnings before taxes was $206,701 and $341,489, respectively and the total related recognized tax benefit was zero in both periods.

Changes in the status of options and warrants are summarized below for the period June 30, 2006:

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31 , 2005	367,302	7,632,698	0.259
Granted	(3,005,889)	3,005,889	0.335
Authorized	7,883,353	—	—
Cancelled or expired	—	—	—
Exercised	—	—	—
Balance at June 30, 2006	5,244,766	10,638,587	0.288	9.2	$3,823,429
Exercisable at June 30, 2006		4,619,754			$1,732,295

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $0.64 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value of options exercised was zero during the three and six months ended June 30, 2006, respectively.

Total options under the Plan at June 30, 2006, comprised the following:

Option Exercise Price	Number Outstanding as of June 30, 2006	Weighted Average Remaining Contractual Life (Years)	Number Exercisable as of June 30, 2006
$0.64	656,950	10.0	0
0.38	400,500	8.2	400,500
0.28	632,198	7.2	632,198
0.25	8,948,939	9.3	3,587,056

Total	10,638,587		4,619,754

As of June 30, 2006, there was $545,799 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.5 years.

At June 30, 2006 the Company has 6,018,833 options and warrants which are not vested, with total outstanding options and warrants at June 30, 2006 of 34,327,190.

11. Commitments

The Company had leased approximately 2,800 square feet of combined office and warehouse space in leased premises located at 500 Molino, Los Angeles, California, at a monthly rental rate of $2,300. The lease commenced March 24, 2003 and expired March 31, 2004. The Company continued in the premises on a month-to-month basis through July 15, 2004 at the same monthly base rent. The Company, with the landlord’s permission, terminated the lease effective July 15, 2004.  In July of 2004, the Company entered into a lease for approximately 4,000 square feet of combined office and warehouse space located at 2222 E. Washington, Los Angeles, California, at a monthly rental rate of $2,500. The lease commenced July 15, 2004 and expired July 15, 2006. The Company conducts all of its executive and administrative functions in this facility. Additional warehousing and distribution functions are contracted for by the Company on a monthly basis, and paid for on a per-box, per-piece, per-order unit cost.

Future minimum lease payments under non-cancelable operating leases for the period ending June 30, 2006, were as follows:

2006	$1,300
Thereafter	—

Total	$1,300

Rent expense under operating leases for the six-month period ended June 30, 2006 is $15,615.

12. Concentrations of Certain Risks

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash in bank deposit accounts, that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The Company extends credit to customers located throughout North America whose sales invoices are not subject to the secured line of credit accounts receivable program based upon an evaluation of the customer’s financial condition and credit history. The Company’s customers located outside of North America pay on a cash-in-advance basis.

The Company performs ongoing credit evaluations of its customer’s financial condition, and limits the amount of credit extended when deemed necessary, but generally does not require collateral. At June 30, 2006 seven of the Company’s customers accounted for 100% of the Company’s accounts receivable, each with 1% to 41% of the Company’s accounts receivable. One other customer accounted for 7% of the Company’s net sales for the year ended June 30, 2006. As of June 30, 2005 five of the Company’s customers accounted for 55%, each accounting for 8% to 15% of the Company’s accounts receivable.

13. Subsequent Events

Issuance of Convertible Debentures and Warrants

During the period July 1, 2006 through August 9, 2006, the Company entered into transactions with various accredited investors pursuant to which the Company borrowed an aggregate of $550,000 from these accredited investors as evidenced by one year convertible debentures, subject to repayment at the earlier of one year or the Company’s consummation of a financing of not less than $4,000,000. The convertible debentures bear interest at the rate of 10% per annum. The Convertible Note holders are entitled to convert all or a portion of the outstanding principal amount and accrued interest on the debentures into shares of the Company’s common stock at a conversion price of $0.25 per share, subject to certain anti-dilution provisions. The note and the related warrant contain registration rights requiring the Company use its best efforts to file a registration statement with regards to the registrable securities by November 15, 2006. In connection with these financing transactions, the Company also issued 3 year warrants to purchase 2,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share. Fees for this financing included a cash fee of $55,000 and the issuance of 3 year warrants to purchase 220,000 shares of the Company’s common stock at an exercise price of $0.25 per share, plus legal and administrative fees related to this financing of approximately $4,530. The Company used the cash proceeds for working capital needs.

The holders of the Notes and Warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the Convertible Notes or the exercise of the Warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the initial fair value of the Warrants and the initial fair value of the embedded derivatives (i.e., conversion feature) will be recorded as an accrued warrant liability and conversion feature liability in the consolidated balance sheet, and will be marked to market at the end of each reporting period.

Operating Lease

The Company is moving its operations and entered into a lease for approximately 10,600 square feet of combined office and warehouse space in leased premises located at 8723 Bellanca Avenue, Los Angeles, California, at a monthly base rental rate of $8,931 to $9,569 over the term of the lease. The lease commences August 21, 2006 and expires October 31, 2009. The Company’s current lease expired on July 15, 2006. The Company will conduct all of its executive, administrative and operational functions in this facility.

Future minimum lease payments under this operating lease are as follows:

2006	$25,496
2007	103,981
2008	112,274
2009	95,688
Total	$337,439

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

Safe Harbor Statement

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-QSB contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions, identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this report. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors” of this report.

As used in this report, the terms “we”, “us”, “our”, and “Sub-Urban Brands” mean Sub-Urban Brands, Inc. and our subsidiary Sub-Urban Industries, Inc.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION THAT OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY’S CURRENT REPORT ON FORM 8-K FILED ON MAY 15, 2006 AND ALL SUBSEQUENT FILINGS.

Overview

On May 11, 2006, pursuant to an Agreement Concerning the Exchange of Securities by and between Sub-Urban Brands, Inc., (formerly known as DP&D, Inc.), a Nevada corporation (“the Company”), Sub-Urban Industries, Inc., a California corporation (“Sub-Urban”), and the security holders of Sub-Urban (the “Sub-Urban Security Holders”), the Company acquired all of the outstanding securities of Sub-Urban from the Sub-Urban Security Holders in exchange for newly issued unregistered securities of the Company. As a result of the share exchange (“Merger”), the Company, which previously had no material operations, acquired the business of Sub-Urban. The acquisition has been accounted for as a reverse merger (recapitalization) with SUI deemed to be the accounting acquirer.

Pursuant to the Agreement, (i) 31,673,363 shares of the Company’s Common Stock were issued in exchange for all 31,673,363 shares of Sub-Urban’s Common Stock, (ii) $2,734,900 face amount of the Company’s convertible promissory notes convertible into the Common Stock of the Company at a range of prices from $0.250 per share to $0.375 per share, and subject to respective conversion price adjustments, were exchanged for a like face amount of promissory notes held by the Sub-Urban Security Holders (iii) 16,822,245 Common Stock purchase warrants of the Company convertible at prices ranging from $0.140 to $0.375 per share, were exchanged on a one-for-one basis and are exercisable at the same price and terms per share as the warrants of Sub-Urban, and (iv) 7,732,698 stock options of the Company exercisable at prices ranging from $0.250 to $0.375 per share were exchanged on a one-for-one basis and are exercisable at the same price and terms per share as the stock options of Sub-Urban.

The Merger resulted in a change of control of the Company, with the former stockholders of the Company owning approximately 31.4% of the Company’s outstanding Common Stock, or approximately 17.8% assuming the conversion of all of the company’s outstanding convertible notes, options and warrants. Shareholders of Sub-Urban now own 68.6% of the Company’s outstanding common stock.

The Agreement was determined through negotiations between the Company and Sub-Urban. Prior to the Merger, two entities affiliated with a principal shareholder of the Company made short term loans totaling $150,000 plus interest at 10% to Sub-Urban which were repaid by Sub-Urban in April 2006. Other than these two short term loans, there were no material relationships between the Company and Sub-Urban, any of their respective affiliates, directors or officers or any associates of such directors or officers.

On August 21, 2006, we moved our corporate offices and entered into a 38 month lease for 10,632 square feet located at 8723 Bellanca Ave, Bldg. A., Los Angeles, CA 90045.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Convertible Debt Financing and Derivative Liabilities

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), EITF 00-19, 00-27, 05-02, 05-04 and 05-08. the company has reviewed the terms of its convertible debt financing and the holder's conversion right provision (collectively, the features) contained in the terms governing the Debentures are not clearly and closely related to the characteristics of the Debentures. Accordingly, the features qualified as embedded derivative instruments at issuance and the warrants were free-standing derivative instruments These derivative features do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments. (See Convertible Debt Notes to Financial Statements for more information)

For the six months ended June 30, 2006, we recorded an aggregate non-cash interest expense items of $916,627 including $244,237 related to the debt features on the $2,533,800 of our convertible notes; $334,172 related to warrants; $337,763 related to the value of the derivative liability related to the embededed debt features of the convertible notes. We recorded $675,769 in warrant liabilities for warrants with mandatory registration rights.

Cash Requirements and Additional Funding. We will require additional financing, either from loans, or the issuance of debt and equity securities. We are unlikely to obtain material commercial bank financing. If we cannot obtain sufficient additional financing, we may be forced to slow down or suspend our operations. The success of our business will be dependent on a number of factors, many of which are beyond our control (see "Risk Factors," below). Accordingly, we can give no assurance that the division will become profitable. Further, we can give no assurance that we will be able to obtain sufficient financing to implement our business plan or that, if financing is obtained, such financing will not materially dilute our existing shareholders. Our ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions, our results of operations, our success in implementing our business plan for brand launches, our acquisition strategy and investors' perception of our business and prospects.

Assets. Our current assets total $475,343, consisting primarily of cash of $155,333, inventory net or reserves of $166,134 and prepaids and advances of $81,569, and $54,628 representing the unamortized capitalized amount of a loan guarantee by a third-party for a convertible note payable issued by the Company.

Liabilities and Working Capital. Our liabilities of $3,395,907 are all current and consist primarily of accounts payable of $397,162, accrued salary and benefits of $184,719, warrant liabilities of $675,770, secured convertible notes payable in the principal amount of $750,000, convertible notes payable in the principal amount of $1,783,800, and non-convertible notes payable in the principal amount of $151,393. The convertible notes have a conversion price adjustment liability of $50,450, and a conversion feature liability of $395,750, and have been discounted for warrant issuances of $657,910, and discounted for beneficial conversion liabilities of $518,716.

Results of Operations

Six Months Ended June 30, 2006 Compared to June 30, 2005

In the second quarter of 2005, the Company was in the process of implementing strategic initiatives i) to redesign the WHITEBOY® brand image to become more retail friendly and ii) to complete makeover and recruitment of the management, accounting, service, design and production staff in order to effect a merger with a public company and significantly improve the product offering.

In June of 2005, the Company retained a new President, Meredith Feldman, and in October 2005, retained a consultant, Jack Mott who became our Chief Financial Officer and Chief Operating Officer, on May 11, 2006. The company also worked to change the image of its brand WHITEBOY® for men. The brand’s popularity continued to grow in the celebrity community, but distribution efforts were limited by the heavily branded product. The company redesigned its website to focus more on the “Rooster” character and less on the word Whiteboy. Management believed that the product needed to reflect this same look to stay consistent with the market. The company utilized the brand consulting services of Caro Marketing and engaged Brad Riedell of New York based apparel firm Zoo York® to redesign its product offering. CaroMarketing has since acted as the Company’s public relations and brand consultant to this day and Brad Riedell is currently men’s design director for our Mash Culture Lab™ brand.

In the third fiscal quarter of 2005, we pulled our current products from our distribution channels. As a result of the efforts, the Company focused on rebuilding the infrastructure of the Company and redesigning current brands and developing new brands for launch in the third fiscal quarter of 2006. On May 11, 2006 Sub-Urban Industries, Inc., a California corporation, effected a reverse merger with Sub-Urban Brands, Inc., a Nevada corporation.

We recorded sales $25,037, for the period ending June 30, 2006, compared to $103,967, a decrease of 74%, for the period ending June 30, 2005, reflecting the reduced focus on current sales and investment in development of future products. The impact of this revenue decrease was partially mitigated by an improvement in our gross margin resulting in a 46% decrease in gross profit of $10, 793. Our operating expenses for the period ending June 30, 2006 were $2,054,649, compared to $789,152, an increase of 160%, for the period ending June 30, 2005. This change was due primarily to the 160% increase in sales and marketing expenditures of $239,494 for advertising and compensation for a national sales director to develop a mass market channel and for the fiscal third quarter 2006 launch of our new products, a72% increase in product development costs of $48,463, a 153% increase in general and administrative payroll related costs primarily for the addition of company officers of $197,364, a 141% increase in costs for professional fees of $161,556 primarily related to the merger of May 11, 2006 and on-going financings, and an increase of $220,789 for the costs of non-cash compensation related to vesting stock options accounting under SFAS123R. Investor relations costs increased $404,556, including $315,827 for non-cash compensation, ($0 in the period ending June 30, 2005) during the six-month period ending June 30, 2006 in which the Company completed its reverse-merger.

The net of other expenses for the period ending June 30, 2006 were $1,189,632, compared to $262,750, an increase of 353% from the period ending June 30, 2005. This change is primarily due to a increase of $906,886 ($9,741 in the six months ending June 30, 2005), in non-cash interest expense from equity instruments issued in connection with convertible notes, a non-cash loan guarantee expense of $273,139, an increase of $233,489 for the beneficial conversion features of equity instruments, and a decrease of $541,700 in preferred stock redemption accretion due to the conversion of preferred stock to common stock prior to the Merger of May 11, 2006.

The Company’s net loss was $3,231,847 compared to $1,028,675 for the six-month period ending June 30, 2006 and 2005, respectively.

Three Months Ended June 30, 2006 Compared to June 30, 2005

In the three months ended June 30, 2006, compared to the three month period ending June 30, 2005, we were subject to the corporate re-direction described in the business comparison of the six month period comparison in the paragraphs above. We recorded sales $16,358 for the 3 month period ending June 30, 2006, compared to $81,883, a decrease of 80%) for the 3 month period ending June 30, 2005, reflecting the reduced focus on current sales and our investment in the development of our future products. The impact of this revenue decrease was partially mitigated by an improvement in our gross margin resulting in a 46% decrease in gross profit of $6,232. Our operating expenses for the 3-month period ending June 30, 2006 were $1,424,523, compared to $485,744, a 193% increase for the 3 month period ending June 30, 2005. This change was due primarily to the 208% increase in sales and marketing expenditures of $155,536 for advertising and compensation for a national sales director to develop a mass market channel and for the fiscal third quarter 2006 launch of our new products, a 190% increase in general and administrative payroll related costs primarily for the addition of company officers of $126,595, a 106% increase in professional fees of $100,410 primarily related to the merger of May 11, 2006 and on-going financings, increases in investor relations of $404,556, and a 71% increase of $85,960 for the costs of non-cash compensation related to vesting stock options accounted for under SFAS123R.

The net of other expenses for the 3 month period ending June 30, 2006 were $834,596 compared to $132,619, an increase of 529%, for the 3 month period ending June 30, 2005. This change is primarily due to an increase of $806,086 in non-cash interest expense from equity instruments issued in connection with convertible notes, a non-cash loan guarantee expense of $163,884, an increase of $242,061 for the beneficial conversion features of equity instruments, and a decrease of $541,700 in preferred stock redemption accretion due to the conversion of preferred stock to common stock prior to the Merger of May 11, 2006.

The Company’s net loss was $2,251,733 compared to $604,745 for the three-month period ending June 30, 2006 and 2005 respectively.

Liquidity and Capital Resources

At June 30, 2006 we had a working capital deficit of $2,420,065. Our total assets at June 30, 2006 were $751,692, of which $155,333 was cash. At June 30, 2006 our total liabilities were $3,395,907. Our Company has invested in the redesign and launch of its new brands, and we do not anticipate material revenues from these products prior to the fourth quarter of fiscal 2006.

Our Plan for Operations for in 2006

The first six months of 2006 consisted of the Company repositioning its initial brand offering WHITEBOY® for men. The Company was able to successfully release WHITEBOY® for men as a high-end specialty brand with distribution to image-based retailers. The brand was selected by the internationally recognized Fred Segal of Santa Monica, CA for delivery in the 3rd quarter of 2006. The repositioning of the WHITEBOY® for men brand allowed the Company to continue developing its multi-brand revenue model. The Company spent the first 6 months of 2006 developing two more brands using the “Rooster” logo created by WHITEBOY® for men. The development of MASH CULTURE LAB™ and WHITEBOY® for girls began in February of 2006 culminating with their wholesale launch at the New York Pool Trade Show in July of 2006. These two brands, unlike WHITEBOY® for men, are seeking larger distribution paths through specialty retail chains and department stores.

The Company also focused on attracting industry-leading talent to design and produce our core offerings. The Company hired Ashley Scranton as design director for WHITEBOY® for girls with her focus on developing an appealing mass distributed brand. The company also hired Melanie Garman as director of production for all brands owned and distributed by Sub-Urban Brands, Inc. Ms. Garman immediately moved nearly all sourcing and production overseas to decrease the Company’s costs of production.

In continuing to develop WHITEBOY® for men as a high-end exclusive specialty brand, the Company initiated its practice of partnering with widely known and respected artists to design its collection. The Company entered into a seasonal agreement with well-known punk rock fashion icon Heidi Minx of Franky and Minx®. Ms Minx will develop the majority of the Fall 2006 offering of WHITEBOY® for men.

The Company also completed staffing its regional based sales force by adding representatives to the West Coast, the Southwest, the Southeast and the Midwest to compliment our east coast showroom. The Company negotiated commission based agreements, paying 10% for sales made within their respective territories for the distribution of our brands. These sales agreements are cancelable by the Company with 30 days written notice.

We also used the first 6 months of operation in 2006 to continue our goal of becoming a publicly Company trading in the Over-The- Counter bulletin board market. The Company realized this goal on May 11, 2006 when we completed a successful merger with DP&D, Inc, a Nevada corporation.

The Company will continue to sell its three brands in the wholesale environment as well as continue its retail operations online. The Company has plans to attend several wholesale tradeshows in the third and fourth quarters of fiscal of 2006, whose revenues are anticipated commencing in the fourth quarter of 2006 and the first quarter of 2007. These tradeshows are industry known and are located in New York City, Las Vegas, Los Angeles, Atlanta, Chicago, Miami and Dallas. In addition, the Company has instituted an internal sales campaign utilizing two sales representatives contacting over 3,000 retail stores by phone and mail seeking orders for the Company’s brands. These sales activities will occur from July 2006 through December 2006 as part of our wholesale launch.

The Company will be seeking international distributors who represent premium lifestyle and street brands in their respective countries. We will focus on agreements for distribution in Japan, Australia, Europe and Canada. The Company has also begun seeking high margin recurring revenues streams through licensing of additional branded products. The Company will actively seek distribution arrangements for one or all of its brands in footwear, belts, bags, headwear and other apparel and accessory related products.

The Company is also actively pursuing emerging and or established apparel companies for acquisition to complement WHITEBOY® for men, WHITEBOY® for girls and MASH CULTURE LAB™. Subject to successful financing activities, the Company intends to make one or more acquisitions by 12/31/2006 that is consistent with our multi brand approach to generating revenue in addition to our current offerings in apparel.

The Company will continue its aggressive multi media image based marketing campaign known as “Get Cocky” for the next 6 months. This campaign will consist of street marketing in 8 major metropolitan markets, advertising in trade and fashion magazines, product placement in fashion magazines, celebrity gifting and co-branded marketing initiatives with Fortune 500 media organizations. The Company will continue developing media and entertainment industry relationships with EMI Capital Group and Emmis Communications, Inc.

We will continue in our efforts to produce better made garments at a lower cost through our overseas vendors for our mass distributed brands WHITEBOY® for girls and MASH CULTURE LAB™. The Company will focus on its knit based products being produced in India, while denim and woven products will be produced in China for WHITEBOY® for girls and MASH CULTURE LAB™. WHITEBOY® for men will primarily be manufactured in Los Angeles due to its highly customized offering and the need to turn new product every 6-10 weeks. Our production arrangements are contracted for by purchase orders at an arms-length negotiated price and delivery date.

The distribution of WHITEBOY® for girls and MASH CULTURE LAB™ to our retail partners will continue to be outsourced, currently by Jam Industries, Inc of Gardena, CA. The fulfillment of WHITEBOY® for men and all our web based orders will be handled through our office and distribution center. The Company anticipates implementation of its Electronic Data Interface (EDI) by the end 4th quarter 2006 allowing it to do business with the larger retail specialty chains and department stores.

In order to complete our business strategy of developing a multi brand offering, the Company will need to raise $8,000,000 in financing in the third and fourth quarters of 2006. These proceeds will be used to continue to develop our three current brands, finance production, execute strategic acquisitions and for the general operating costs of the Company. Further, we can give no assurance that we will be able to obtain sufficient financing to implement our business plan or that, if financing is obtained, such financing will not materially dilute our existing shareholders. Our ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions, our results of operations, our success in implementing our business plan for brand launches, our acquisition strategy and investors' perception of our business and prospects.

Our Business

SUI was founded in March of 2003 as a company for lifestyle apparel brands. Our goal is to become a leading designer and marketer of leading edge, name brand apparel and accessories, marketed primarily to 13 to 29 year old men and women. Our first apparel brand, WHITEBOY®, was released to the retail market in September of 2003. We believe that WHITEBOY® is an exciting brand that will make a major impression on the specialty retail marketplace.

Initially, we limited the production of WHITEBOY® apparel in order to evaluate the brand’s viability. We focused initial production on knit tops (t-shirts, tank tops) and various forms of headwear. These early designs were placed on pre-fabricated garments with simple printing techniques. As the brand became more widely accepted, we expanded our product portfolio and moved to developing more sophisticated cut and sew garments. The following are a list of current WHITEBOY® products offered with varying printing techniques, washes, embroideries and appliqués:

MEN
• Fashion Work shirts —
• Custom T-Shirts with 20-24 varying graphic designs per season
• Premium Fleece
• Dress Shirts
• Twill and Denim Jackets

In recent months, the Company secured a major internationally recognized image based retailer to carry the WHITEBOY® brand for men. Fred Segal of Santa Monica placed an order for the fall of 2006 and has helped establish WHITEBOY® for men as an exclusive specialty brand. The brand WHITEBOY® for men will be sold exclusively at high-end specialty shops that are key influencers for larger retail chains. The Company will partner with known celebrity artists/designers to continue to drive media attention to the brand. The Fall 2006 season is being co-designed by punk fashion designer Heidi Minx of Franky and Minx and Los Angeles based street artist Soul Session. Heidi and Soul’s punk/street based collection will retail from $60 up to $450 per garment. This recent development has given the Company an opportunity to create another brand out of WHITEBOY® for men that uses the rooster, our iconic figure, and it will allow us to target a much larger retail opportunity. The new brand is called MASH CULTURE LAB™ (MCL™).

MASH CULTURE LAB™ is targeted for specialty chain and department store distribution. MCL™ is to have a much larger distribution than WHITEBOY® for men in that the garments have been designed for a broad appeal. We have spent considerable time ensuring that the quality of the garment meets or exceeds that of our competition. In addition, we believe our graphics are a distinguishing feature for MCL™. We use theme-based concepts and hand-drawn art to achieve fresh designs. We believe that our leading-edge graphics along with premium-quality garments will allow us to develop MCL™ into a widely distributed distinctive brand. We further believe that theme-based collections with a single point of view gives the retailer the ability to buy deeper into the line with the assurance of merchandising the product in stores.

The Company’s products are sold primarily at wholesale prices, determined by our customers’ tolerance, distribution patterns, and production costs. We seek to realize gross margins ranging from 40% to 82% depending on the product and distribution point.

We have also developed a signature print known as the “COCK CAMO” using our rooster logo design. This signature print features a prancing rooster on a camouflage print fabric, which we believe clearly distinguishes us from our competitors. While not a specific garment type, the “COCK CAMO” is becoming an integral part of the MCL™ brand. This distinctive print can be found in pocket linings, trims, waistbands, and as an all over print on various garments. In addition, this print is the focus of our marketing materials, website and future media campaigns. We anticipate that we will use this unique print on multiple garments in various applications, including:

MEN
• Fashion Work shirts —
• Custom T-Shirts with 20-24 varying graphic designs per season
• Premium Fleece
• Core Fleece
• Dress Shirts
• Cargo Pants and Shorts
• Twill Jackets
• Mesh Track Suits
• Polos
• Belts and Buckles
• Custom Headwear

The most recent brand to be introduced to the market is our young “contemporary” collection known as WHITEBOY® for girls. WHITEBOY® for girls is a fashion contemporary collection that appeals to those with a free spirited irreverent attitude towards fashion making them confident in their decisions. Influenced by popular culture, the designs integrate converging genres in fashion, music and entertainment.

Women
* Core Tees
* Fashion Tees
* Track Jackets
* Hoodies
* Pants
* Tanks
* Skirts
* Dresses
* Cargo Pants
* Shorts
* Hats
* Bags
* Belts

Target Market.

MCL™, is marketed to individuals between the ages of 13 and 29 who enjoy the “urban” or the “board” (surf/skate) lifestyles, but are not hard-core in either. We believe that while our core customer is fond of the “urban” and “board” lifestyles, neither fully represents that customer’s identity. We believe that there is a growing marketplace where rock, rap, electronic music and sports are merging; this is the melting pot MASH CULTURE LAB™ represents, which we term the “Suburban” market and which is sometimes referred to as “Mash” or “Mash Culture”. We believe that the “Suburban/Mash” target market dwarfs both the “urban” and “board” markets, although it is heavily influenced by both, as well as by many other factors. We have been a leader in identifying this “Mash Culture” and have incorporated it into our designs, marketing and management programs as well as identified it as our brand name. We believe that the racial, cultural and economic diversity of the large cities will greatly expand in the next few years. “Mash Culture”, which borrows the best of existing trends and ideas, will be the source of creative dynamism, because it addresses our target market’s desire to be interesting and unpredictable. Fueled by technology, it is already changing fashion, design and music. The use of inexpensive mega-pixel cameras, easy to use music software and the democratization of media via the Internet has consumers inspired to create and personalize. “Mash Culture” is primarily, but not entirely, an evolution of what was traditionally known as the “Urban” market. “Urban” clothing and music were once a very defiant and bold look in the early 1990’s. This was evidenced by oversized t-shirts, professional sports jerseys, baggy jeans and high profile jewelry. Today you will still see some of the looks of early “Urban” clothing mixed with more traditional looks such as dress shirts, polos, and sweaters and even tailored clothing. On the music side, you will find that the DJ culture introduced the “Mash” music scene by mixing the sounds of hip hop/rap with more contemporary sounds that included classical, dance, pop or even country music.

We believe this “Mash” market is comprised of approximately 24 million, 13 to 29 year olds who connect with hip hop music, affiliate with the hip hop culture, and pack a robust purchasing power of $500 billion annually according to a published report called “The US Urban Youth Market: Tapping the Power of the Trend setting Hip Hop Culture and Lifestyle.” According to Packaged Facts, a division of MarketResearch.com, hip hop consumers living outside the 100 largest metropolitan areas in relatively small cities, towns and rural areas generally reflect the same attitudes and values expressed by their large metropolitan-dwelling counterparts, responding equally to the power of hip-hop cultural trends. Our belief is that urban is not a geographic place, but rather a state of mind.

This “Mash Market” is about setting trends, with strong affiliations to clothing, hand held devices, Internet technology, drinks, snacks and personal care items. According to Packaged Facts, this hip-hop cultural experience easily crosses racial lines and is significantly preferred by females, more than males. This hip-hop cultural experience has most of its influence with 15-17 year olds.

Marketing Strategy.

We intend to support the MASH CULTURE LAB™ brand with a well-researched marketing strategy. We have spent the better part of two years studying the reaction by potential consumers to our “ROOSTER” logo and believe that the brand must be supported by an image-based multi-faceted marketing campaign. We believe that trend setting actors, musicians, professional athletes and other celebrities have begun to adopt the MASH CULTURE LABL™ brand and that our brand has also been accepted in both the hip-hop and board sports communities. One of the keys to our success is being able to project a single image to our target market that readily defines the “MASH CULTURE LAB™” brand. This image will include the “Cock Camo” and it will be complimented with the tag line “Get Cocky”. The “Get Cocky” slogan and “COCK CAMO” image will be supported by a multiple media campaign aimed at:

•	Driving consumer demand by demonstrating the appeal the brand has with leading trendsetters and tastemakers within the “Mash” market;
•	Educating the retail buying community that “MCL™” is a leader in the “Mash” market and that its designs and irreverent attitude typifies the “Mash” market; and,
•	Focusing on defining to our target market the attitude and style of the brand.

We seek to distinguish MCL™ from other brands in the marketplace. We believe that there are very few brands whose name actually is descriptive of a global youth movement. Our experience with this brand has told us that there is a sizable population who associate MASH CULTURE LAB™ as the next global trend.

1) Product—We seek to associate the name MASH CULTURE LAB™ with quality and style. The garments themselves are designed with words, images and artwork that are illustrative of unity and diversity. The garments, in both body and embellishment, are indicative of a crossover brand that is comfortable within the “Mash” market. We believe that a product boldly representing diversity and unity on the outside of the garment can be a mainstay from season to season. The Company has evolved its product offering from T’s and hats to a full collection offering various tops, bottoms, outerwear, headwear and accessories.

2) Logos — We have found that the brand name MASH CULTURE LAB™ or MCL™” has a wide appeal, but not all of our audience is comfortable with a heavily branded garment. The brand’s crossover appeal as well as a wider acceptance in the target market is much more accessible through another logo that we have developed. The “ROOSTER,” also known as the “Cock” has become more popular and recognized with the consumer and retail buyer. We believe that the “ROOSTER” logo is attractive to the emerging “Mash” market. We believe that this allows the brand to be less obtrusive while still maintaining its edge with the trendsetters. This logo will be the central focal point of our national “Get Cocky” campaign that was initiated in May 2006. We will seek to market the brand through a multiple media front that includes guerilla/street marketing, radio, print, interactive and mobile media. The “Cock Camo” will be used in varying ways on our garments as well as on our website.

3) Guerilla/Street Marketing — The Company implemented a street marketing campaign in May 2006 aimed at the Los Angeles, New York, Chicago, Atlanta, Miami and Seattle markets. These markets were chosen due to their fashion and musical influence, geographic location or their proximity to large retail markets buying home offices. This program is managed internally by Kerry Sessions, Director of Marketing, who has over 12 years of street/guerilla marketing experience with Warner Brothers, EMI Capital, Sony music and many fashion companies. Mr. Sessions will direct teams in each market with the purpose of creating brand awareness, drive traffic to WWW.GETCOCKY.com, drive consumers to retail stores to request the MCL™ brand and push the image campaign of “Get Cocky” in each market. This imagery will be positioned in each market with the use of stickers, stencils, wild postings, independent music CD’s and many other hand to hand marketing techniques, subject to financing. Our guerilla marketing campaign will expand in the 3rd quarter of 2006 to an additional 4 major markets in the United States

4) Traditional Advertising - We intend to use traditional advertising to ensure that both the consumer and the retail buyer understand the brand. We initiated a radio campaign in the New York City market with the #1 Hip Hop/R&B radio station, HOT 97, an Emmis Communications property. This radio station has one of the largest listening audiences in the country and a loyal fan base that fully supports the hip-hop culture. By positioning ourselves with Hot 97, MCL™ is becoming more accepted within a very skeptical audience further heightening our street credibility. The Get Cocky Campaign was kicked off in March of 2006. The Company will also use traditional advertising in national magazines and trade publications to further solidify the “Get Cocky” campaign. We believe it is necessary to target both the consumer and the retail buyer. The magazines that the Company is targeting are DNR, Women’s Wear Daily, Fader, Giant, Slam, Vibe, 944, Elle, Vogue, Lucky and Nylon among many others.

5) Publicity- The Company has engaged CaroMarketing, a Los Angeles based PR and marketing firm, to garner free publicity through editorial coverage and product placement in national magazines. To date, the Company has received product placement and editorial coverage in over 40 magazines. In addition, CaroMarketing is responsible for gifting celebrities with all products distributed or produced by the Company. The firm has a full showroom inside its offices filled with MASH CULTURE LAB™, WHITEBOY® for men and WHITEBOY® for girls product for the sole purpose of having celebrity stylists pick out clothes for their celebrity clients and for fashion editors to choose styles for placement in their magazines. The WHITEBOY® for men brand has been photographed on nearly 100 celebrity actors, musicians and athletes, while MASH CULUTRE LAB™ has been photographed on over 20 celebrities in a 2 month period. CaroMarketing is also charged with attracting national companies to co-brand with that are targeting the “Mash” market. The focus in the early months for CaroMarketing will be to supplement the street and on air campaigns of “Get Cocky” with aggressively seeking editorial coverage for this campaign. Services of CaroMarketing are provided on a month-to-month basis.

6) Fashion and Style Shows - We intend to use high profile fashion and style shows to highlight the garment and the brand’s message. We believe these fashion shows will garner editorial or pictorial coverage by today’s top fashion and trade magazines. While the use of celebrities can drive consumer demand, the Company has realized that focusing on the retailer is also important. Fashion shows are targeted to the buyers. They have to feel confident that the garment is quality and that a brand called MASH CULTURE LAB™ is a fully merchandised collection that they can support season after season.

7) Sales Venues - We intend to drive consumers to an eventual WHITEBOY® store located in Los Angeles and to our on-line stores at WWW.WHITEBOY.COM, WWW.MASHULTURELAB.COM and eventually WWW.WHITEBOYGIRL.com. The Company plans to open a WHITEBOY® retail store within the next 12 months and this store will house all of the Company’s brands. The store will generate publicity for all the brands, but it has a more significant role in the overall marketing campaign. We will begin by marketing our WHITEBOY® retail store as a destination point when visiting LA. A WHITEBOY® store that projects the socially conscious, irreverent attitude and the latest in hip ready to wear clothing will be marketed all over the world. By advertising or obtaining editorial coverage for all our brands in travel and tourism guides, we hope to drive the message that the WHITEBOY® store is a must see when visiting the Los Angeles area. Those who cannot visit Los Angeles to experience the WHITEBOY® store may go to our on-line to find out more about the brands. We anticipate that this marketing technique and store front will provide several attributes: (a) consumers will be driven to our two most visible, high margin centers; (b) we will be able to educate and create brand awareness worldwide; (c) we can test new product for retail distribution; and (d) we can create an environment for developing custom clothing for celebrities which we hope will drive product development for our retail distribution.

8) Interactive Marketing — The Company currently has a dedicated employee who spends 25 hours weekly on-line exposing all our brands to their respective target markets. The primary sources for this exposure are through both a popular on-line social network called “MySpace” and a technique know as “Blogging”. The “Myspace” site is completely indicative of the “Mash” market and its need for individualization. The idea is to expose the brand to the trendsetters in markets outside of Los Angeles and New York City. We routinely target those emerging hip-hop artists, rock bands, models and emerging athletes who reside on MySpace. This has proved very successful in creating brand awareness in smaller markets by getting those local visible trendsetters to wear the WHITEBOY® and MASH CULTURE LAB™ brands. Thus, we have created our own channel of brand enthusiasts in various markets to help us drive the “Get Cocky” campaign. We currently have over 3,000 members, of which 120 are willing to actively market on our behalf. Our goal is to reach 10,000 members in the MySpace site with 500 actively marketing by the beginning of 2007. The other aspect of our interactive campaign is the use of “Blogging”. The Company currently has an employee who primarily spends their time on line chatting up the attributes of all our clothing lines on popular websites around the world. The idea is to start an underground organic word of mouth campaign that gives credibility to our brands. The immediate impact of this was felt at the “1ST Annual Get Cocky Awards” in New York City, where “Blogging” led directly to over 100,000 people voting on line at WWW.MASHCULTURELAB.COM. This all occurred within three days of the site being launched. The future of interactive will consist of using mobile media. The Company is actively pursuing bids from mobile media companies to further boost the “Get Cocky” campaign. Our target consumer is becoming more and more dependent on their hand held PDAs or cell phones. The intent is to supplement the “Get Cocky” campaign of print and radio by driving the consumer to our website or to the local retailer carrying the MASH CULTURE LAB™ line with the use of game codes sent to them through their cell phones or PDAs. The goal is to attract thousands of potential MASH CULTURE LAB™ consumers to our on-line stores by having them “opt in” to purchase goods. By doing this, the Company is able to capture and own the data on every “opt in” participant in order to market future MASH CULTURE LAB™ products or other Company owned brands to this targeted consumer group.

Business Strategy.

Our goal is to become an industry-leading design, intellectual property, sales and marketing organization. The Company’s growth will come from the in-house development of its own trademarked brands, private labels or through the acquisition of other apparel brands. The Company will continue to acquire and or trademark edgy terms and slogans with the idea that they can be developed into lines of apparel and accessories for in-house development and/or private label opportunities. Thus, our business strategy encompasses elements from our marketing strategy. In order to become a leading design, sales and marketing firm, our approach is to attract top-level management, cutting-edge designers and create world-class marketing alliances.

We have accumulated a family of what we believe to be marketable trademarked brands with the anticipation they will be released over the next three to five years. Our business strategy will be tailored to each brand as it is released into the marketplace. We intend to feature WHITEBOY® for men as the model for our business strategy as it is the first brand to be released. WHITEBOY® for men begins shipping in September 2006 to its high-end retail base and is currently showing the Fall 2006 line. Our mass distributed brand MASH CULTURE LAB™ was launched in July of 2006 and begins shipping in August 2006. The Company is currently showing both Fall 2006 and Spring 2007 for the MASH CULTURE LAB™ brand. In July 2006, the Company also launched at the POOL TRADE SHOW in New York our young “contemporary” line WHITEBOY® for girls. The release of WHITEBOY® for girls is the second brand that the Company is targeting for mass distribution and intends to begin shipping in January of 2007. This brand can be viewed as the sister brand of MASH CULTURE LAB™ as they will share our iconic “Rooster” and utilize the same “Get Cocky” marketing campaign. The Company is currently developing two other intellectual properties known as BLACK JESUS® and PYT™ (Pretty Young Thing). We feel that these two brands have the potential for global distribution upon their development. The Company is currently seeking marketing partners to help launch the BLACK JESUS line and will be targeting a launch in 2007. PYT will be shopped as a private label opportunity. The Company considers private label or licensing of apparel a potential solution for some of its current brands as well as future acquired intellectual property. A significant part of the company’s growth strategy is seeking out established and or emerging apparel brands for acquisition over the next twelve months.

Show Rooms and Sales Organization — The Company has contracted with NYC Showroom, located in New York, New York on a monthly basis to serve as our sales showroom in the Northeast. This showroom currently houses the WHITEBOY® for men line and MASH CULTURE LAB™ lines of clothing. This is a destination spot for retail buyers from the Mid-Atlantic through the New England area to review the line for placement in their retail stores. In addition, the NYC showroom serves as a place for the East Coast Media and stylists to review the line for editorial coverage, product placement and celebrity gifting. The showroom has three fulltime sales people who work on our brands. Fees are a monthly fixed fee, plus a percentage of sales from the NYC Showroom.

Our Los Angeles showroom is located in our home office and serves as the focal point of all our brands for the west coast serving celebrities, retail buyers, media and stylists. Our National Sales Manager and our Director of West Coast Sales operate both on a national and regional level from this location.

We also have sales representatives to serve the Midwest, operating out of Chicago, Illinois, the Southeast operating out of Miami and the Southwest operating out of Dallas. These positions typically cover larger regional areas of 10-15 states and the sales representatives are compensated on a percentage of sales.

The Company is also reviewing proposals for contracted sales representatives and or distributors in Canada, Japan, Australia and various territories in Europe.

The use of a sales force will differ with respect to domestic and international sales. Domestically, we will use a network of seasoned independent contractors as our sales force. These sales representatives typically operate regionally on a commission basis. We intend to have, at a maximum, nine sales representatives, located in various regions of the United States. These independent sales representatives report to our National Sales Manager (NSM). The NSM will eventually operate out of the Company storefront. The NSM will be responsible for selling to and establishing relationships with key individual specialty, specialty chain and department stores on a national basis. Once the NSM sets up these accounts in a specific region, then that person will recruit seasoned sales representatives to service the existing customers and to continue to develop new customers in their defined region. Ultimately, we believe this process will allow us to have national coverage with local and region service for our customers.

Internationally, we are seeking distributors on a country-by-country basis to represent and sell our core products. The use of distributors allows us to quickly expand distribution while giving each specific country a dedicated sales force to service our customers.

Distribution.

The first step in our strategy for MASH CULTURE LAB®, WHITEBOY® for men and WHITEBOY® girl or any of our brands will be to create awareness. We believe that a multi-faceted image based marketing program will lead to brand awareness. As the marketing program takes hold, we will concentrate first and foremost on growing our distribution channels for our core products. The initial step with all our brands will be to introduce those core products into high profile, high-margin specialty accounts in the New York and Los Angeles retail markets. We believe that these are the key retail doors that influence hundreds of retailers domestically and internationally. The Company has secured orders for delivery in the fall to some of the better known names in fashion and street wear, including Fred Segal, YRB, Virgin Mega Stores and Dr. Jays.

We anticipate that we will expand our domestic retail distribution by seeking out retailers in other major markets as well as national and regional specialty chains. The Company has secured fall orders in such specialty chains as Virgin Megastores, Dr. Jays, Retail Apparel, Active Warehouse and Gliks. The Company has received an all door recommendation for MASH CULTURE LAB™ from Federated Department Stores’ General Merchandising Manager and will be working with each region individually to secure orders. The Company is also targeting other large chains such as the Buckle, Zumies, Tilly’s, Hot Topic, Against All Odds, Jimmy Jazz, Metropark, Bob’s, Man Alive, the College Book Stores and Gotchalks for both MASH CULTURE LAB™ and WHITEBOY® for girls.

We believe that expansion of our current domestic specialty-store base in Los Angeles will create larger distribution opportunities. If we are successful in establishing ourselves in the specialty market, specialty chain market and or department store level, then there is an opportunity to expand distribution internationally. The international distribution community routinely seeks out successful United States brands currently selling in both specialty and specialty chain stores and immediately looks to negotiate exclusive rights for their given territories. We will seek exclusive distribution opportunities in several countries in Europe, along with Japan, Canada and Australia, some of which we are currently in negotiations.

Domestically, we are expanding distribution efforts by entering the department store phase for both MCL™ and WHITEBOY® for girls. The Company has received corporate approval from Federated and the Bond (Macy’s West) for MASH CULTURE LAB™. Their acceptance at a corporate level will further expand our ability to license other products (apparel and non-apparel) worldwide and allow us to enter into manufacturing licenses for our core products (apparel) in the international community.

Product licensing is another area of rapid growth that may create high-margin recurring revenue streams. We intend to enter into licensing agreements for products outside of our core product offering. These products may include: footwear, undergarments, surfboards, skateboards, cell phones, credit cards, and similar products attractive to our target consumer. We intend to concentrate on developing knit tops, fleece, outerwear, headwear, bottoms and other simple accessories while relying on the expertise of established manufacturers/distributors to rapidly expand the brand name in other product categories. The Company is willing to enter into manufacturers’ licenses for its core product in various international territories where we believe that such an arrangement will produce greater revenues at a lower cost of doing business than the Company can provide. The Company is actively pursuing these arrangements today.

Warehousing and Order Fulfillment.

Our warehousing and order fulfillment services for MASH CULTURE LAB™ and WHITEBOY® for girls is provided by JAM, located in Gardena, California. Services are contracted on a monthly basis, pay a per box storage charge, plus a per unit fee to pick, pack and ship. Although we depend on JAM for these services, we believe that we could engage comparable service providers on similar terms if necessary. WHITEBOY® for men and all on-line orders will be processed and distributed from our office and warehouse facility.

Production.

As part of our growth strategy, production considerations will be as crucial as our distribution strategy. We produced domestically until the fall 2006 season. The use of domestic production had allowed us to create product much more quickly for our customers, but at a higher price than an import program would allow. The WHITEBOY® for men brand is currently produced domestically and will continue to do so because of its need for quick turn production. This brand is highly customizable and it is not price sensitive due to its wholesale pricing structure that ranges from $25 to $250 per garment. MASH CULTURE LAB™ and WHITEBOY® for girls are mass brands that will have large volume production orders. We believe it is necessary for us to source and produce most of our products overseas for these two brands. We anticipate that the use of overseas production, or an import program, will offset the pricing reductions sometimes demanded by national retailers. We expect that our overall margins will improve as well as the quality of our core product offering regardless of the distribution pattern. We are currently sourcing our core offering for these two brands in Mexico, China, India and Pakistan. We intend to have 95% of our production for MASH CULTURE LAB™ and WHITEBOY® for girls done outside of the United States to take advantage of the pricing differential for the fall 2006 deliveries. Our overseas production is currently underway.

Our production department is currently managed by our Director of Production who directs two in-house sample makers. The Director of Production overseas all production and sourcing. Her international experience allows us to take advantage of the best raw materials, applications and production techniques at the best possible pricing. Our philosophy with respect to production is to source worldwide for the best raw materials and to produce samples locally to drive new and innovative garments.

Manufacturing.

We have the following manufacturing arrangements:

The Trio Group is a 25 yr old company with sourcing offices in Montreal, Toronto, India and China. Items of export include men’s shirt, shorts, jackets, pants, boxer shorts and ladies skirts, tops, dresses, shorts, pants and trousers. Trio specializes in providing quality clothing to the surf, ski, skate and street wear an urban wear markets. Production arrangements are contracted via purchase orders.

GT World produces men’s shirts, shorts, jackets, pants, boxer shorts and ladies skirts, tops, dresses, shorts, pants and trousers. GT specializes in providing quality clothing to the surf, ski, skate and street wear/urban wear markets. Production arrangements are contracted via purchase orders.

Although we depend on these manufacturers to produce our products, we believe that we could engage comparable manufacturers on similar terms if necessary.

Design.

Design is the key to our organization. We have three principal brands in operation today and two more in the developmental stage, WHITEBOY® for men, WHITEBOY® for girls and MASH CULTURE LAB™ are in operation with the Company looking to develop BLACK JESUS® and PYT™, which we believe are provocative and appealing to the best designers. We expect to work to develop five distinctly different design teams for each brand. To date, we have concentrated on WHITEBOY® for men, MASH CUTLURE LAB™ and most recently WHITEBOY® for girls. The Company currently has a men’s design director for MASH CUTLURE LAB™ who is responsible for defining the brand’s image at the direction of our management. The design director develops and determines the artwork, fabrics, seasonal colors, applications and bodies of our core product offering. Additionally, the design director will help build a design team that includes a junior designer, two graphic artists and a technical illustrator. Additionally, we have recently hired a women’s design director for the WHITEBOY® for girls collection to complement the MASH CUTLURE LAB™ collection. She will also determine the WHITEBOY® for girls artwork, fabrics, seasonal colors, applications and bodies for the core offering. The men’s and women’s design directors for MCL™ and WHITEBOY® for girls both report directly to the President. WHITEBOY® for men utilizes guest celebrity artists/entertainers to design its seasonal collection and this designer also reports directly to the President.

Competition.

We operate in a highly competitive industry and we compete with literally hundreds of design based apparel companies, many of which have resources greater than ours.

As we conceive it, our “Mash Market” brands encompasses a little of the board market, some of the urban market and the unique combination in between. We intend to compete by developing our brands, capitalizing on the demand for clothing and accessories that appeal to youthful buyers aged 13 through 29, who identify with the emerging “Mash Market”, and building our brands to reflect this new style.

Of the major brands in both the board and urban markets, the most dominant brand today is Quiksilver, Inc. (NYSE:ZQK). Quiksilver has grown its business in specialty, specialty chain, department stores, licensing and worldwide distribution while remaining true to its loyal board enthusiasts. The surf industry is dominated by Quiksilver, Billabong and Rip Curl. Together, these three generate over half of the estimated $4 billion in worldwide sales for the surf industry.

The leading urban brands include Rapper Producer P. Diddy Combs’ line of apparel sold under the Sean John label, ECKO Enterprises, Baby Phat, Phat Farm, Dickies, and Akademics. We believe that MASH CUTLURE LAB™ is a crossover brand incorporating elements from both urban and skate lifestyle, though it is most similar to the marks used by ECKO Enterprises.

We believe WHITEBOY® for girls, whose target is 15-24 year old females known as a young “contemporary” market, competitors are inclusive but not limited to Harajuku Lovers, Morphine Generation, Miss Sixty, 2 Be Free and Juicy Couture.

WHITEBOY® for men is unique in the market with its customized collections. Thus, we feel that the direct competition is limited.

We believe that the quality of our apparel and our pricing are consistent with those of our competitors.

Compliance with Regulations.

We believe we are in compliance with all government regulations as they pertain to the garment industry, including labor laws and postings as required by federal, state and local jurisdictions. We routinely check the license and permits of all of our vendors to ensure that they are compliant with all local, state and federal rules, regulations and statutes.

Product Development.

Our product development is performed in-house. Our men’s design director and director of production are responsible for sourcing new styles, embellishments, fabrics and applications. They use many sources for inspirations and various services for the forecasting of trends and analysis. We also employ two fulltime sample makers who cut, sew and assemble the new designs and fabrics into the latest styles. Eventually, our goal is to use our storefront to test our new products. We believe that the WHITEBOY® store will be one of the most useful resources for product development. We intend to select the most successful new products in the WHITEBOY® store and expand them for our eventual worldwide sales team to sell and distribute. We believe that this will be a cost-effective method to test new product without the full cost of sampling. The process of sampling is continuous and crucial to our success. We expect that the development of new and innovative products is one of the main factors to achieving success. The Company also routinely conducts focus groups with our target market to learn their opinions on our designs, marketing direction and to better understand pop culture.

Intellectual Property.

We hold several trademarks in various countries and classifications. Our principal marks, WHITEBOY® (includes both the women’s and men’s collection), WHITE DEVIL® and BLACK JESUS®, were registered for use on various clothing items with the U.S. Patent and Trademark Office in 2004, while MASH CULUTRE LAB™, and MCL™, were registered in 2006. We have also applied to use the WHITEBOY® mark on musical sound recordings, entertainment services, jewelry, bumper stickers, sports and tote bags, belt buckles, and skate and snowboarding equipment, and these applications are currently pending. In addition, we soon intend to seek to secure the Madrid Protocol in Class 25 (apparel) for the mark WHITEBOY® and eventually for the marks BLACK JESUS® and MASH CULTURE LAB™. This is a single filing that provides rights in 60 countries at the cost of approximately $15,000 each. We currently have rights for WHITEBOY® in apparel in the United States, Canada, Japan, Australia and 25 countries in Europe. We own the domain names www.theblackjesus.com, www.WHITEBOYstore.com, www.getcocky.com, www.whiteboygirl.com, www.mashculturelab.com, www.sub-urbanbrandsinc.com, and www.WHITEBOYstore.net. We rent the domain name www.WHITEBOY.com, and we are pursuing acquiring ownership of the name. The cost of renting the name is included in our website hosting fees. We have also registered our rooster logo design for use on musical sound recordings, and have applied to register that design for use on clothing and related accessories, snow and skateboards.

Our Website.

Our websites are located at www.whiteboy..com, www.mashculturelab.com, www.whiteboygirl.com. The company owns the content on those websites. The sites feature ordering information, news of upcoming publicity and musical events and content of interest to our target market. The site is hosted by Globat.com, a hosting service for websites and email. We administer the site, which includes effecting updates and monitoring associated email accounts. Our web store is hosted by Wing Interactive, a provider of secure e-commerce web commerce sites and we administer the web store for pricing and items offered. Our annual hosting fees are less than $2,000 per year, though our contracts for these services are on a month-to-month basis and can be cancelled at anytime. We believe that we could obtain these services from other providers at comparable rates without difficulty. Our website is not a part of this report.

Employees.

We have 12 full-time employees, plus 8 independent contractors. We believe relations with our employees are good. None of our employees or independent contractors is covered by any collective bargaining agreements. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified managerial personnel.

Facilities.

The Company is discontinuing its operations at 2222 Suite B, East Washington Blvd, Los Angeles, CA 90021 on 8/21/2006 and moving to a larger office and warehouse facility at 8723 Bellanca, Bldg B Los Angeles, CA 90045. We will lease approximately 10,000 square feet office, sample production and fulfillment space. The lease is for 38 months with an approximate base rent of $8,931 to $9,569 over the term of the lease.

Risk Factors

RISKS RELATED TO OUR BUSINESS

The Company recently acquired SUI, which had a limited operating history, and, accordingly, is subject to substantial risks inherent in the commencement of a new business enterprise. Prior to the acquisition of SUI, the Company had no operations.

We have incurred losses since inception, including a loss of $2,689,842 in 2005, and expect to incur net losses for the foreseeable future.

Our business strategy is unproven, and we may not be successful in addressing early stage challenges, such as establishing our position in the market and developing our products and services. To implement our business plan, we will require additional financing. We cannot guaranty that such additional financing will be available. In the absence of additional financing we may be required to significantly reduce our operations.

Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business, specifically the risks inherent in developmental stage companies. We expect to continue to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We cannot guaranty that we will be able to achieve profitable operations or, if profitability is achieved, that it will be maintained for any significant period, or at all. If we are unable to achieve profitable operations, investors will likely lose their entire investment.

We may not be successful in the implementation of our business strategy or our business strategy may not be successful, either of which will impede our development and growth. Our business strategy involves leveraging brand acceptance into profitable sales and licensing opportunities. Our ability to implement this business strategy is dependent on our ability to:

•	Expand our product development;
•	Identify and engage additional business opportunities;
•	Sell our products to end consumers;
•	Establish brand recognition and customer loyalty; and
•	Manage growth in administrative overhead costs.

In assessing our ability to meet these challenges, a potential investor should take into account our lack of operating history and brand recognition, our significant losses since inception, our management’s relative inexperience, the competitive conditions existing in our industry and general economic conditions and consumer discretionary spending habits. Our growth is largely dependent on our ability to successfully implement our business strategy. Our revenues will be adversely affected if we fail to implement our business strategy or if we divert resources to a business strategy that ultimately proves unsuccessful.

Our continued development involves other significant risks, including but are not limited to:

An unproven business model;
Negative net cash flow since inception;
High investments in product development and marketing programs.
No guaranty of acceptance of our products and services.
Changes in style and trends.
Raw material shortages.
Changes in consumer spending.

We depend on independent manufacturers and suppliers of raw materials, which reduces our ability to control the manufacturing process, which could harm our sales, reputation and overall profitability.

We depend on independent contract manufacturers and suppliers of raw materials to secure a sufficient supply of raw materials and maintain sufficient manufacturing and shipping capacity in an environment characterized by declining prices, labor shortage, continuing cost pressure and increased demands for product innovation and speed-to-market. This dependence could subject us to difficulty in obtaining timely delivery of products of acceptable quality. In addition, a contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability.

We do not have long-term contracts with any of our independent contractors and any of these contractors may unilaterally terminate their relationship with us at any time. While we believe there is an adequate supply of contractors to provide products and services to us, to the extent we are not able to secure or maintain relationships with independent contractors that are able to fulfill its requirements, our business would be harmed.

We have initiated standards for our suppliers, and monitor our independent contractors’ compliance with applicable labor laws, but we do not control our contractors or their labor practices. The violation of federal, state or foreign labor laws by one of our contractors could result in us being subject to fines and our goods that are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. To date, we have not been subject to any sanctions that, individually or in the aggregate, have had a material adverse effect on our business, and we are not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future we will not be subject to sanctions as a result of violations of applicable labor laws by our contractors, or that such sanctions will not have a material adverse effect on our business and results of operations.

We have limited existing brand identity and customer loyalty; if we fail to develop and maintain our proposed brand, our business could suffer.

The Company must establish a strong brand identity in order to be successful in a highly competitive environment. We have determined that there is an affinity to the term “WHITEBOY®” and MASH CULTURE LAB™ within our targeted consumer groups, but this is no guaranty that the Company will be able to establish brand loyalty. Our targeted consumer must quickly identify the brand “WHITEBOY®” and MASH CULTURE LAB™ with their corresponding logos and icons.

We may not be able to operate profitably if we fail to anticipate and interpret fashion trends.

We believe that our success depends in part on our ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner. We propose to target the market of young people aged 13 through 29 who identify with the “urban” and/or “board” segments of that market. We cannot guaranty that we will be successful in anticipating consumer tastes and preferences. If we misjudge the market for our proposed line of clothing and accessories, we may be faced with a significant amount of unsold inventory, which could keep us from generating profits.

Our inability to obtain sufficient financing will harm our development and growth strategy.

We will require substantial amounts of working capital to fund our business and we cannot guaranty that additional financing will be available. We expect to require substantial additional capital to fund our development and operating expenses. We cannot be certain that any additional financing will be available to us on favorable terms when required, or at all. If we are unable to obtain sufficient additional capital when needed, we could be forced to alter our business strategy, delay or abandon some of our development plans or terminate our operations. In addition, if we raise additional funds through the issuance of equity, equity-linked or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock and our stockholders may experience additional dilution.

We currently operate three principal brands, WHITEBOY® for men, WHITEBOY® for girls and MASH CULTURE LAB™. If we are unable to successfully market and distribute these brands, or if the recent popularity of “urban” and “board” related brands decreases, or if we are unable to execute on our multi-brand strategy to acquire and/or license additional companies and/or brands, as applicable, identified by our management from time to time, our results of operations and financial condition will be adversely affected.

Our operating results may fluctuate significantly.

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter. We believe the factors that influence this variability of quarterly results include:

•	the timing of our introduction of new product lines;
•	general economic and industry conditions that affect consumer spending and retailer purchasing;
•	the availability of manufacturing capacity;
•	the seasonality of the markets in which we participate;
•	the timing of trade shows;
•	the product mix of customer orders;
•	the timing of the placement or cancellation of customer orders;
•	the weather;
•	transportation delays;
•	quotas and other regulatory matters;
•	the occurrence of charge backs in excess of reserves; and
•	the timing of expenditures in anticipation of increased sales and actions of competitors.

As a result of fluctuations in our revenue and operating expenses that may occur, management believes that period-to-period comparisons of our results of operations may not necessarily indicate future performance.

The financial condition of our customers could affect our results of operations.

Certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, that increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. A decrease in business from or loss of a major customer could harm our results of operations. There can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer’s credit is not approved by the factor, we could assume the collection risk on sales to the customer itself, require that the customer provide a letter of credit, or choose not to make sales to the customer.

Our business is subject to risks associated with importing products.

A portion of our import operations are subject to tariffs imposed on imported products and quotas imposed by trade agreements. In addition, the countries from which our products are imported may from time to time impose additional new duties, tariffs or other restrictions on its imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers’ failure to comply with customs or similar laws, could harm our business. We cannot assure that future trade agreements will not provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization.

Generally, these trade agreements benefit our business by reducing or eliminating the duties assessed on products or other materials manufactured in a particular country. However, trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting duties or restrictions on products that may be imported into the United States from a particular country.

Our ability to import raw materials in a timely and cost-effective manner may also be affected by problems at ports or issues that otherwise affect transportation and warehousing providers, such as labor disputes.

These problems could require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

We may not be able to adequately protect our intellectual property rights.

The loss of or inability to enforce our trademarks, including “WHITEBOY®” and MASH CULTURE LAB™ or any of our other or future proprietary or licensed trademarks, designs, patents, know-how and trade secrets could adversely affect our business. If any third party copies or otherwise gains access to our trademarks or other proprietary rights, or develops similar products independently, it may be costly to enforce our rights and we would not be able to compete as effectively. Additionally, the laws of foreign countries may provide inadequate protection of intellectual property rights, making it difficult to enforce such rights in those countries.

We may need to bring legal claims to enforce or protect our intellectual property rights.

Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, third parties may bring claims against us alleging that we have infringed on their intellectual property rights or that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.

The loss of our designers and creative staff would harm our future development and could significantly impair our ability to achieve our business objectives.

Our success is largely dependent upon the expertise and knowledge of our management and our principal creative staff, and our ability to continue to hire and retain other key personnel. The loss of any of our key personnel could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain “key person” life insurance on any of our management or key personnel.

RISKS RELATED TO OUR INDUSTRY

Our sales are heavily influenced by general economic cycles.

Apparel is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with cycles in the disposable income of our consumers. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any substantial deterioration in general economic conditions, increases in interest rates, acts of war, terrorist or political events that diminish consumer spending and confidence in any of the regions in which we compete, could reduce our sales and adversely affect our business and financial condition.

The apparel industry is highly competitive.

We face a variety of competitive challenges including:

•	anticipating and quickly responding to changing consumer demands;
•	developing innovative, high-quality products in sizes and styles that appeal to consumers;
•	competitively pricing our products and achieving customer perception of value; and
•	the need to provide strong and effective marketing support.

We must successfully gauge fashion trends and changing consumer preferences to succeed.

Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies retail and customer demand in a timely manner. The apparel business fluctuates according to changes in consumer preferences dictated in part by fashion and season. To the extent we misjudge the market for our merchandise, our sales may be adversely affected. Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising and marketing staff. Competition for these personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

Our business may be subject to seasonal trends.

In the experience of our management, operating results in the targeted apparel industry in which we operate have been subject to seasonal trends when measured on a quarterly basis. This trend is dependent on numerous factors, including:

•	trends among young shoppers;
•	holiday seasons;
•	climate;
•	economic conditions; and
•	numerous other factors beyond our control.

Distributors may not accept our merchandise.

In order to generate sales of our proposed apparel and accessory lines, we need to develop relationships with clothing manufacturers and distributors, and establish channels of distribution. We cannot guaranty that we can establish distribution in key locations through retail distributors of specialty shops and through chain stores. It is uncertain that our fashions or any new products or collections that we may add in the future will achieve success or profitability. Introducing new collections and products under a private label generally entails relatively high start-up costs and inefficiencies in producing, distributing, and marketing the initial limited quantities of such products. However, due to inefficiencies associated with operating a private label, we may not be able to obtain a sufficient inventory in these products. We cannot guaranty that any collection or product which we may introduce will achieve profitable sales levels. Expanding our operations or lines of merchandise also could require capital greater than our cash flow or available credit resources.

Our success depends on our ability to attract and retain high quality management and independent contractors.

We face significant competition in the recruitment of qualified employees. We also rely on the services of independent contractors for production and some our marketing, advertising and public relations programs. Our business may suffer if we are unable to recruit or retain a sufficient number of qualified employees, the costs of employee compensation or benefits increase substantially or the costs of outsourcing certain tasks to third party providers increase substantially. In addition, we will likely expend resources in training new employees and should we experience a high turnover during the course of our business, we may incur additional recruiting and training costs and our business may suffer.

Our Articles of Incorporation and our Bylaws limit the liability of our officers and directors and include a provision eliminating or limiting the personal liability of our directors to the Company and its shareholders for damages for breach of fiduciary duty as a director.

Moreover, the Corporation Code of Nevada provides for the indemnification, under certain circumstances, of officers and directors. Accordingly, directors may have no liability to our shareholders for any mistakes or errors of judgment or for any act of omission, unless such act or omission involves intentional misconduct, fraud, or a knowing violation of law or results in unlawful distributions to our shareholders.

We do not anticipate paying dividends on our Common Stock in the foreseeable future; but, rather, we plan to retain earnings, if any, for the operation and expansion of our business.

RISKS RELATED TO OUR SECURITIES

A purchase of our Common Stock is speculative and involves significant risks.

The Common Stock should not be purchased by any person who cannot afford the loss of his or her entire purchase price for the Common Stock. A purchase of the Common Stock would be “unsuitable” for a person who cannot afford to lose his or her entire purchase price for the Common Stock.

Our Common Stock is currently listed for trading on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc.

Our Common Stock is thinly traded, meaning the number of persons interested in purchasing our shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we have a small number of freely tradable shares, and we are a small public company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow a company of our size that is expanding into a related but new line of business as we are, or purchase or recommend the purchase of our shares until such time as we became more seasoned and proven. As a consequence, there may be periods when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we give no assurance that shareholders will be able to sell shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

If securities or industry analysts do not publish research reports about our business, our stock price and trading volume could decline.

Small, relatively unknown public companies can achieve visibility in the trading market through research and reports that industry or securities analysts publish. However, to our knowledge, no analysts routinely cover our company. The lack of published reports by independent securities analysts could limit the interest in our stock and negatively affect our stock price. We have no control over research and reports these analysts publish or whether they will be published at all. If any analyst who does cover us downgrades our stock, our stock price could decline. If any analyst initiates and then ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets or never achieve such visibility, which in turn could cause our stock price or trading volume to stagnate or decline.

Shareholders may have difficulty selling our shares because they are deemed "penny stocks."

Since our Common Stock is not listed on the Nasdaq Stock Market or any national securities exchange, if the trading price of our Common Stock is below $5.00 per share, trading in our Common Stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a penny stock. Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

The market price of our Common Stock may be adversely affected by market volatility.

The market price of our Common Stock is likely to be volatile and could fluctuate widely in response to many factors, including:

- announcements of the results of our operations or the operations of our competitors,

- developments with respect to intellectual property rights,

- announcements of technological innovations by us or our competitors,

- announcements of new services, products or new contracts by us or our competitors,

- actual or anticipated variations in our operating results due to the level of development expenses and other factors,

- changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates,

- conditions and trends in the online digital music distribution or production industries,

- new accounting standards,

- general economic, political and market conditions and other factors, and

- the occurrence of any of the risks described in this Report.

We cannot control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance.

In addition, the stock market in general, and the market for apparel companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our operating performance.

DISCLOSURE OF OPINION OF SECURITIES AND EXCHANGE COMMISSION REGARDING INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

Insofar as indemnification for liabilities resulting from violations of the Securities Act of 1933 may be permitted to our directors, officers or controlling persons pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Our ability to succeed will depend on the ability of our management to control costs. We have used reasonable efforts to assess and predict costs and expenses based on experience of our management. However, we have a short operating history upon which to base predictions. Implementing our business plan may require more employees, equipment, supplies or other expenditure items than we have predicted. Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than our estimates, which could result in sustained losses.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in its Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighting the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of that date.

Specifically, this conclusion was based on the fact that we filed our 10QSB beyond the extension period. We believe this primarily to the small size of our operations in general and the size of our accounting department in particular. As a result of our limited financial resources, to date, we have been unable to expand the accounting department. However, we believe that as our financial situation improves, we will be able to hire additional accounting personnel and we intend to do so as soon as possible. We believe that these steps will enhance our financial disclosures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The use of proceeds from the following financings were primarily for working capital purposes and the repayment of $427,800 of promissory notes.

Debt Issued with Stock Purchase Warrants─Fair Value of Warrants Recorded as Additional Paid-in Capital

In the six month period ending June 30, 2006, the Company issued $2,024,600 of new convertible securities in private placements to qualified buyers and accredited investors investment units consisting of notes and warrants. The fair value of the warrants at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the Notes. The discount on the Notes is being amortized to interest expense over the term of the Notes.

a) In January 2006, a convertible note financing arrangement in the amount of $25,000, convertible at $0.25 per share, with interest at 10% per annum, due in March 2007, and in connection with this financing issued a 1 year warrant for the purchase of 100,000 shares at a price of $0.25. The note plus accrued interest was repaid in February 2006.

b) In January 2006, a convertible note financing arrangement in the amount of $3,600, convertible at $0.25 per share, with interest at 10% per annum, due in January 2007, and in connection with this financing issued a 3 year warrant for the purchase of 14,400 shares at a price of $0.25. The note plus accrued interest was converted in May 2006.

c) In February 2006, a convertible note financing arrangement in the amount of $1,000, convertible at $0.25 per share, with interest at 10% per annum, due in August 2006, and in connection with this financing issued a 3 year warrant for the purchase of 4,000 shares at a price of $0.25.

d) In February 2006, a convertible note financing arrangement in the amount of $500,000, convertible at $0.25 per share, with interest at 10% per annum due in August 2006, and in connection with this financing, issued a i) 2 year warrant for the purchase of 2,000,000 shares at a price of $0.25, ii) in April 2006 a 2 year warrant for the purchase of 2,000,000 shares at a price of $0.25, iii) in connection with this financing, as compensation for a third party’s guarantee, issued 1,000,000 shares of common stock, and a 2 year warrant for the purchase of 1,000,000 shares of common stock at an exercise price of $0.25 per share.

e) In April 2006, a secured convertible note financing arrangement in the amount of $750,000, convertible at $0.25 per share, with interest at 10% per annum, due in April 2007, and in connection with this financing issued i) a 3 year warrant for the purchase of 3,000,000 shares at a price of $0.25 ii) a 9 month unit purchase warrant consisting of a right to purchase 3,000,000 shares of Sub-Urban common stock at a price of $0.25 per share by January 18, 2007, plus a 3 year warrant for the purchase of 1,500,000 shares of common stock at an exercise price of $0.50 per share.

f) In May 2006, a convertible note financing arrangement in the amount of $295,000, convertible at $0.25 per share, with interest at 10% per annum, due in May 2007, and in connection with this financing issued i) a 3 year warrant for the purchase of 1,180,000 shares at a price of $0.25 ii) a 9 month unit purchase warrant consisting of a right to purchase 1,180,000 shares of Sub-Urban common stock at a price of $0.25 per share by February, 2007, plus a 3 year warrant for the purchase of 590,000 shares of common stock at an exercise price of $0.50 per share.

The Company also issued the following promissory notes to in private placements to qualified buyers and accredited investors.

a) In January 2006, a convertible note financing arrangement in the amount of $50,000, convertible at $0.25 per share, with interest at 10% per annum, due in January 2007. The note plus accrued interest was repaid in April 2006.

b) In February 2006, a convertible note financing arrangement in the amount of $100,000, convertible at $0.25 per share, with interest at 10% per annum, due in February 2007. The note plus accrued interest was repaid in April 2006.

Note Conversions to Common Stock: In May and June 2006, convertible note holders converted $910,931, consisting of $796,100 of principal, and $114,831 of accrued interest into 3,012,325 shares of common stock. $764,685 of principal and accrued interest conversion adjusted price of approximately $0.31503, and $146,246 of principal and accrued interest converted at $0.25.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

4.1	Form of Promissory notes for secured convertible financing and warrants for $750,000 for Vision Capital on April 18, 2006.

4.2
Form of Promissory notes for convertible financing and warrants for Curtis Campbell on May 17, 2006 for $25,000, Southwest Marketing on May 23, 2006 for $50,000, and Jdabbco on May 23, 2006 for $220,000.

4.3
Form of Promissory notes for convertible financing and warrants for Vision Capital $100,000 on May 26, 2006, Vision Capital $50,000 on June 23, 2003 and Paragon $150,000 June 30, 2006, included in the $850,000 bridge financing completed August 9, 2006. (incorporated by reference to 8k dated May 26, 2006 and filed August 10, 2006)

10.1	Sub-Urban Brands, Inc. Lease for premises at 8723 Bellanca Ave. Los Angeles, CA August 21, 2006 (incorporated by reference to 8k dated August 18, 2006 and filed August 18, 2006)

10.2	Agreement by and between Sub-Urban Brands, Inc. and Trilogy Capital Partners, Inc for investor relation services (incorporated by reference to 8k dated May 31, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 24, 2006
Sub-Urban Brands, Inc.

By:	/s/ Joseph Shortal	By:	/s/ Jack Mott
	Joseph Shortal, Chief Executive Officer		Jack Mott, Chief Financial Officer, Chief Operating Officer
	Principal Executive Officer		Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Form of Promissory notes for secured convertible financing and warrants for $750,000 for Vision Capital on April 18, 2006.

4.2
Form of Promissory notes for convertible financing and warrants for Curtis Campbell on May 17, 2006 for $25,000, Southwest Marketing on May 23, 2006 for $50,000, and Jdabbco on May 23, 2006 for $220,000.

4.3
Form of Promissory notes for convertible financing and warrants for Vision Capital $100,000 on May 26, 2006, Vision Capital $50,000 on June 23, 2003 and Paragon $150,000 June 30, 2006, included in the $850,000 bridge financing completed August 9, 2006. (incorporated by reference to 8k dated May 26, 2006 and filed August 10, 2006)

10.1	Sub-Urban Brands, Inc. Lease for premises at 8723 Bellanca Ave. Los Angeles, CA August 21, 2006 (incorporated by reference to 8k dated August 18, 2006 and filed August 18, 2006)

10.2	Agreement by and between Sub-Urban Brands, Inc. and Trilogy Capital Partners, Inc for investor relation services (incorporated by reference to 8k dated May 31, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act