Form 10QSB
period 2006-09-30
Sub-Urban Brands, Inc.
filed 2006-11-20
CIK 1265700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

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
Yes   ☑   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 20, 2006 there were 49,973,358 common shares outstanding.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION	36

ITEM 3. CONTROLS AND PROCEDURES	51

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings	52

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

ITEM 3. Defaults Upon Senior Securities	53

ITEM 4. Submission of Matters to a Vote of Security Holders	53

ITEM 5. Other Information	53

ITEM 6. Exhibits	53

SIGNATURES	54

Exhibit 4.1

Exhibit 4.2

Exhibit 4.3

Exhibit 4.4

Exhibit 4.5

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

  SUB-URBAN BRANDS, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DP&D, INC.
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2006
September 30, 2006
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,223
Accounts receivable, net of allowance for doubtful accounts of $2,706	51,647
Inventory, net of inventory reserve of $29,528	224,942
Prepaid expenses and advances	58,013
Deferred financing fees	177,018

Total Current Assets	518,843

Property and Equipment (net of accumulated depreciation of $13,330	22,290
Deposits	29,093
Total Assets	$570,226

See accompanying notes.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DP&D, INC.
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2006

LIABILITIES AND SHAREHOLDERS’ DEFICIT

September 30, 2006
(Unaudited)
Current Liabilities
Accounts payable	$463,586
Advances on pledged receivables	7,924
Accrued salary, and benefits	214,074
Accrued expenses	16,147
Accrued interest	226,704
Warrant liabilities	1,041,566
Convertible secured notes payable - net of unamortized debt discounts	439,200
Convertible notes payable - net of unamortized debt discounts	1,477,191
Convertible note payable - conversion feature derivative liability	714,348
Notes payable	439,006

Total Current Liabilities	5,039,746

Total Liabilities	5,039,746

Shareholders’ deficit
Preferred Stock, $0.001 par value, 10 million shares authorized; none issued or outstanding	—
Common stock, $0.001 par value (190,000,000 shares authorized; 49,405,427 shares issued and outstanding at September 30, 2006)	49,405
Additional paid-in-capital	6,233,204
Accumulated deficit	(10,752,129)

Total Shareholders’ Deficit	(4,469,520)

Total Liabilities and Shareholders’ Deficit	$570,226

See accompanying notes.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DP&D, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$54,222	$22,334	$79,259	$126,300
Cost of revenue	(48,339)	(16,054)	(60,942)	(96,794)
Gross profit	5,883	6,280	18,317	29,506

Operating Expenses
Selling expense	222,290	70,383	611,468	220,067
Product development	112,630	40,622	228,273	107,801
General and administrative expense	876,643	405,958	2,426,471	978,246
Total Operating Expenses	1,211,563	516,963	3,266,212	1,306,114

Loss from operations	(1,205,680)	(510,683)	(3,247,895)	(1,276,608)

Other Income (Expense)
Interest expense	(1,621,214)	(48,470)	(2,662,191)	(127,494)
Accretion of Series A Preferred Stock to redemption value premium	—	(67,713)		(203,138)
Gain on conversion of mandatorily redeemable preferred stock	—		406,275	—
Loan guarantee	(54,628)	—	(327,768)	—
Amortization of deferred financing fees	(113,176)	—	(113,176)	—
Gain due to change in warrant liability	303,434	—	303,434	—
Gain (loss) due to change in conversion feature liability	515,412	(18,577)	233,622	(66,878)
Total Other Income (Expense)	(970,172)	(134,760)	(2,159,804)	(397,510)
Provision for income taxes	—	—	—	—
Net Loss	(2,175,852)	(645,443)	(5,407,699)	(1,674,118)

Loss per weighted average share of common stock outstanding - basic and diluted	$(0.04)	$(0.02)	$(0.14)	$(0.07)

Weighted average shares outstanding - basic and diluted	49,287,580	26,150,004	39,102,611	25,604,739

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Includes the following amounts related to share-based compensation expense for stock options:
General and administrative	$184,390	$98,484	$525,879	$219,234
		—		—
Total	$184,390	$94,484	$525,879	$219,234

See accompanying notes.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DP&D, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Cash flows from operating activities:
Net loss	$(5,407,699)	$(1,674,118)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	4,101	2,928
Provision for doubtful accounts	2,297	(1,223)
Provision for inventory markdowns	52,500	—
Preferred stock redemption accretion	(406,275)	203,138
Loss on notes payable conversion price	107,732	66,878
Amortization of discount and conversion features on notes payable	2,447,777	16,870
Option compensation expense	525,879	219,234
Issuance of warrants for services	403,542	77,575
Issuance of warrants for loan extension	113,176	—
(Gain) / loss on warrant liability	(303,434)	—
(Gain) / loss on conversion features	(514,341)	—
Issuance of common stock for services	—	55,000
Issuance of warrants and common stock for loan guarantee	327,768
Preferred stock beneficial conversion adjustments	172,988	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(46,189)	6,776
(Increase) decrease in inventory	(225,767)	71,091
(Increase) decrease in prepaid expenses and other current assets	(49,343)	(4,393)
(Increase) in deposits	(22,143)	(1,600)
(Increase) in other receivables	(8,633)	—
Increase in accounts payable	166,944	77,967
Increase in accrued salary, and related benefits	46,101	87,747
Increase (decrease) in accrued expenses	3,161	800
Increase in accrued interest	183,709	110,500
Net cash used for operating activities	(2,426,149)	(684,830)

Cash flows from investing activities:
Purchase of property and equipment	(23,100)	—
Net cash used for investing activities	(23,100)	—

Cash flows from financing activities:
Proceeds from secured credit financing	7,805	15,932
Proceeds from secured convertible notes payable	750,000	—
Proceeds from convertible notes payable	1,824,600	668,100
Payments on convertible notes payable	(427,800)	(35,000)
Proceeds from non-convertible notes payable	300,000
Proceeds from notes payable to related party		32,065
Payments on notes payable to related party		(750)
Net cash provided by financing activities	2,454,605	680,347

Net increase (decrease) in cash and cash equivalents	5,356	(4,483)
Cash and cash equivalents, beginning of period	1,867	12,582

Cash and cash equivalents, end of period	$7,223	$8,099
Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest	$18,520	$307
Taxes	$—	$—

See accompanying notes.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DP&D, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Continued)
Supplemental disclosures of non-cash transactions:

During the nine months ended September 30, 2006, the Company entered into the following non-cash transactions:

•	$1,076,101 for the conversion of 2,167,910 shares of preferred stock for 2,859,863 shares of its restricted common stock

•	$965,866 for the conversion of convertible notes payable plus accrued interest into 3,232,065 share of its restricted common stock

•	$250,000 for the issuance of 1,000,000 shares of its restricted common stock and $77,768 for 1,000,000 warrants for a loan guarantee

•	$290,194 for the issuance of 1,850,000 warrants for a loan extension

•	$495,114 for the issuance of 4,495,625 warrants for services

•	Issuance of 14,500,000 shares of common stock as a result of the reverse merger transaction

During the nine months ended September 30, 2005, the Company entered into the following non-cash transactions:

•	$107,364 for the issuance of 1,977,468 shares common stock for consulting services

•	$223 for this issuance of 400,000 warrants for services

See accompanying notes.

SUB-URBAN BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

1.   Significant Accounting Policies

Description of the Company

Formation and Business of the Company:

Sub-Urban Brands, Inc. (“SUB”) was incorporated in Nevada on March 1, 2001 under the name DP&D, Inc. (“DPD”). On May 11, 2006, Sub-Urban Brands, Inc., (formerly known as "DP&D, Inc.) acquired all the outstanding shares of Sub-Urban Industries, Inc. ("SUI"), pursuant to a share exchange agreement (the “Share Exchange Agreement”) in exchange for 31,673,363 restricted shares of its common stock in a reverse merger (the "Merger"). Pursuant to the Share Exchange Agreement, the shareholders of SUI immediately prior to the Merger received one share of DPD common stock for each share of Company common stock they held, or an aggregate of 31,673,363   shares of DPD common stock. These shares represented approximately 68.6% of the 46,173,363 shares of DPD common stock outstanding immediately following the Merger. The acquisition has been accounted for as a reverse merger (recapitalization) with SUI deemed to be the accounting acquirer. Accordingly, the historical financial statements presented herein are those of SUI, as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The retained earnings of the accounting acquirer have been carried forward after the acquisition and SUI's basis of its assets and liabilities were carried over in the recapitalization. Operations prior to the business combination are those of the accounting acquirer.

For purposes of these financial statements, references to the "Company" shall mean Sub-Urban Brands, Inc., and its wholly owned legal subsidiary SUI.

SUI, a privately-held California corporation, was incorporated March 24, 2003 to develop and promote several lifestyle apparel brands. Sub-Urban designs, sells and markets apparel (Shirts, Outerwear, Sweatshirts, T-shirts and Accessories) and pursues intellectual property to develop for the retail apparel and accessories market. Sub-Urban leads its product line with the Mash Culture Lab ™ , and WHITEBOY ™ brands, which has been adopted in the “urban”, “street” and “board” apparel markets. Production of products are outsourced.

Merger of Sub-Urban Brands, Inc, and Sub-Urban Industries, Inc.:

SUI completed a reverse merger transaction on May 11, 2006 with DP&D, Inc., a Nevada corporation formed on March 1, 2001. As of May 11, 2006, the effective date of the merger, DPD had no amount of assets and liabilities. Effective with the merger, the directors and management of SUI became the directors and management of DPD. SUI has been considered the acquirer in this transaction, frequently referred to as a “reverse merger” of a shell company, and accounted for as a recapitalization. Accordingly, no goodwill or other adjustment in basis of assets is recorded. The shares of the shell, the legal surviving entity, are treated as issued as of the date of the transaction, and the shares held by the controlling shareholders after the transaction, are treated as outstanding for the entirety of the reporting periods. DPD was formed as a full-service provider of consulting services for weddings, holy unions and anniversaries. It had not commenced business operations as of May 11, 2006, and had no assets or liabilities. Pursuant to the reorganization, the controlling shareholders of SUI became DPD’s controlling shareholders. On April 27, 2006, the Company changed its corporate name from DPD, Inc. to Sub-Urban Brands, Inc., and its trading symbol to SUUB.OB. SUI currently remains a wholly owned subsidiary of Sub-Urban Brands, Inc. The Company stock is quoted and traded on the NASDAQ OTC Bulletin Board.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information filed on Form 10QSB. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations. It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. These unaudited interim financial statements should be read in conjunction with the Current Report on Form 8-K, dated May 15, 2006 file #06843060, containing audited financial statements of the accounting acquirer (SUI) as of and for the two years ended December 31, 2005 and 2004, and the following amendments to that Form 8K, as form 8K/A amendment #1, filed June 23, 2006 file #06922265, and Form 8K/A amendment #2 filed June 26, 2006 file #06924643.

Basis of Consolidation

The consolidated financial statements include the accounts of Sub-Urban Brands, Inc., and its wholly owned subsidiary Sub-Urban Industries, Inc. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company evaluates its estimates on an on-going basis, including those related to provisions for doubtful accounts, reserve for charge backs, inventories, derivatives, valuation of stock, valuation of options, analysis of deferred taxes and provision for income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which do not secure any corporate obligations.

Fair Value of Financial Instruments

The Company’s financial instruments, none of which are held for trading, are cash and cash equivalents, accounts receivable, other receivables, accounts payable, notes payable and long-term debt (mandatorily redeemable preferred stock). The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The recorded values of notes payable and debt approximate their fair values, as the interest approximates market rates and they are all classified as current.

Accounts Receivable

The Company extends credit to customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s allowance for doubtful accounts was $2,706 at September 30, 2006. In September 2006, the Company obtained a new secured lending facility with a $200,000 limit from a financial institution, American Business Finance LLC (ABF). Under the terms of the agreement, the Company assigns most of its trade receivables, whereby ABF advances up to 80% of the assigned receivables, but retains full right of recourse to have the Company repurchase any receivables that remain unpaid 90 days from date of invoice. The Company’s borrowings are secured by the underlying assigned trade receivables, as well as by a general grant of security interest in the Company’s receivables, inventories, equipment, furniture, fixtures, intangibles and various other assets. Gross receivables transferred to the financial institution amounted to $9,847 in the period ending September 30, 2006. The receivables are subject to full recourse; therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities).

At September 30, 2006, there were $9,847 of receivables that were assigned and collateralized under this financing agreement.

Inventory

Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out method. The Company’s inventory consists of finished goods, raw materials and work-in-process. Raw materials, work-in-process, and finished goods inventories were $1,535, $18,957, and $233,978, respectively at September 30, 2006. The Company continually evaluates its inventories by assessing slow moving products. Market value of inventory is estimated based on historical sales, current demand, inventory levels and an evaluation of current market trends and economic conditions. The reserve for lower-of-cost-or-market adjustments was $29,528 at September 30, 2006.

Deferred Financing Costs

Costs relating to obtaining debt financing are capitalized and amortized over the term of the related debt using the effective interest method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Convertible Debt Financing and Derivative Liabilities

Convertible Debt Financing and Derivative Liabilities

The Company has issued convertible debt securities with non-detachable conversion features and detachable warrants. The Company accounts for such securities in accordance with Emerging Issues Task Force Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”). In accordance with SFAS 133, holder's conversion right provision, potential liquidated damages clause, and the reset option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity.

If the holders of the Notes and Warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the Convertible Notes or the exercise of the Warrants, under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the initial fair value of the Warrants and the initial fair value of the embedded derivatives (i.e., conversion feature) are recorded as an accrued warrant liability and conversion feature liability in the consolidated balance sheet, and are marked to market at the end of each reporting period. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model.
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

Comprehensive Income (Loss)

Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three and nine months periods ended September 30, 2006 and 2005, comprehensive loss is equivalent to the Company’s reported net loss. Accordingly, a separate statement of comprehensive loss is not presented.

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

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The fee for the arrangement is fixed or determinable; and

•	Collectibility is reasonably assured.

Persuasive Evidence of an Arrangement — The Company documents all terms of an arrangement in a written contract or purchase order approved by the customer, prior to recognizing revenue.

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

Advertising

The Company expenses advertising costs as incurred, consisting primarily of advertising at events, placement in multiple print and internet publications, along with design, production and printing costs of sales materials. Advertising expense for the nine-months ended September 30, 2006, and 2005 amounted to $167,060 and $11,649, respectively.

Stock- Based Compensation

Equity Incentive Plan

The Company has an Equity Incentive Plan (“Plan”) under which officers, key employees, consultants, and non-employee directors may be granted options to purchase shares of the Company’s authorized but un-issued common stock. The maximum number of shares of the Company’s common stock available for issuance under the Plan at September 30, 2006 is 18,702,965 shares (see Note 10).

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

Share-based Compensation Expense

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options issued under the New Plan. The financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006, reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of minor differences between SFAS 123 and SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Unaudited Consolidated Statements of Operations during the three and nine months ended September 30, 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line attribution method. Share-based compensation expense related to stock options was $184,390 and $525,879, before taxes on earnings for the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2005, share-based compensation expense related to stock options are recognized under the fair value method in accordance with SFAS 123. See Note 10 to the Consolidated Financial Statements for additional information.

Upon adoption of SFAS 123(R), the Company elected to continue valuing the Company’s share-based payment awards granted after January 1, 2006 using the Black-Scholes option-pricing model, which the Company previously used for the recognition of compensation expense required under SFAS 123. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. The Company’s options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the stock price as well as the input of other subjective assumptions. These assumptions include, but are not limited to the expected term of stock options and expected stock price volatility over the term of the awards

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of option by our employees. Upon the adoption of SFAS 123(R), management determined the expected term of stock options using the simplified method as allowed under SAB107. Prior to January 1, 2006, the Company determined the expected term of stock options based on the expected life of the option. Upon adoption of SFAS 123(R), The Company used average historical volatility of two publicly traded companies in the apparel business, measured over a period equal to the option expected terms in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107. Prior to January 1, 2006, the Company had also used historical stock price volatility in accordance with SFAS 123 for purposes of recognizing compensation expense. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s stock options and warrants. The dividend yield assumption is based on history and expectation of dividend payouts.

As share-based compensation expense recognized in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2006, is based on awards ultimately expected to vest, it should have been reduced for estimated forfeitures. However, based on the Company’s relatively short history, the Company does not have sufficient forfeitures history. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. If factors change and the Company will employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that the Company recorded under SFAS 123(R) may differ significantly from what was recorded in the current period. For the period ending September 30, 2006, the Company had one forfeiture resulting in an expense adjustment of $10, 432. At September 30, 2006 there is of total unrecognized compensation expense related to stock options granted under the plan of $629,921. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.4 years.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Corporation will be required to adopt FIN 48 as of January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation is currently evaluating the impact of FIN 48 and has not yet determined the effect on its earnings or financial position

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. We are currently assessing the impact of adopting SAB 108 but do not expect that it will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not determined the effect that the adoption of FAS 157 will have on our consolidated results of operations, financial condition or cash flows.

On September 29, 2006, the FASB issued SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. An entity will be required to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise pursuant to FASB Statements No. 87, “Employers’ Accounting for Pensions” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  Furthermore, SFAS No. 158 requires that an entity use a plan measurement date that is the same as its fiscal year-end. An entity will be required to disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006. The requirement to change the measurement date to the year-end reporting date is for fiscal years ending after December 15, 2008. We do not anticipate this statement will have any impact on our results of operations or financial condition.

2.  Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $5,407,699 and $1,674,118 for the nine-months ended September 30, 2006 and 2005, respectively, and had negative operating cash flows of $2,426,149 and $684,830 for the respective periods. The Company incurred net losses of $2,641,125, for the year ended December 31, 2005, and had negative operating cash flows of $914,598 for the period. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

•	The Company is seeking investment capital through bridge financing and a private placement offering.

•	The Company is developing new customers and sales channels for development and commercialization of MASH CULTURE LAB ™ and the WHITEBOY® brand of products.

•
Announcement of two non-binding letters of intent for the acquisition of two companies, each with established brands and revenues. The acquisition of these two entities is dependent upon the Company obtaining a significant amount of new capital financing.

Management plans to obtain revenues from product sales, but as of September 30, 2006, there were no significant commitments for purchases of any of the WHITEBOY ® or the recently launched MASH CULTURE LAB ™ products. In the absence of significant sales and profits, the Company seeks to raise additional funds to match its working capital requirements.

Historically, management has been able to raise additional capital. Subsequent to September 30, 2006, the Company obtained an additional $500,000 in capital. The proceeds were used for working capital and design and production for the 2007 MASH CULTURE LAB ™ product-line. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator
Net loss available to common shareholders	$(2,175,852)	$(645,443)	$(5,407,699)	$(1,674,118)

Denominator
Weighted average common shares outstanding	49,287,580	26,150,004	39,102,611	25,604,739

Total shares, basic	49,287,580	26,150,004	39,102,611	25,604,739

Net loss per common share:
Basic and diluted	$(0.04)	$(0.02)	$(0.14)	$(0.07)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

September 30, 2006
Secured promissory notes convertible to common stock (1)	3,136,931
Promissory Notes convertible to common stock (2)	9,479,246
Options to purchase common stock	10,969,752
Warrants to purchase common stock (3)	29,292,870
Potential equivalent shares excluded	52,878,799

(1) Consists of secured convertible promissory notes issued in 2006 with a principal of $750,000.

(2) Consists of convertible promissory notes issued in 2004 with a principal of $250,000 with a conversion adjustment feature, convertible into 935,679 shares of common stock, and convertible promissory notes with a principal of $2,035,800 convertible into 8,543,567 shares of common stock.

(3) Consists of 943,643 warrants issued in 2003 and 2004 with a conversion adjustment feature, convertible into 1,887,284 shares of common stock, and warrants convertible into 27,405,585 shares of common stock.

4.  Property and Equipment

At September 30, 2006, property and equipment consisted of the following:

September 30, 2006
Computers and other equipment	$24,292
Furniture and fixtures	2,379
Machinery & equipment	8,949
Total property and equipment	35,620
Less: accumulated depreciation	(13,330)
Property and equipment, net	$22,290

Depreciation expense for the three and nine-months ended September 30, 2006 was $1,937 and $4,101, respectively, and is included as a component of general and administrative expenses in the accompanying financial statements.

5.  Notes Payable

Debt consists of the following at September 30, 2006 and December 31, 2005:

September 30, 2006
Convertible notes payable - Secured	$750,000
Discount on convertible notes payable - Secured	(310,800)
Convertible notes payable	2,285,800
Conversion price liability	49,380
Conversion features derivative liability	714,348
Discount on convertible notes payable	(857,990)
Convertible notes payable - net	2,630,738

Non-convertible notes payable	496,394
Non-convertible note discount and premiums	(57,387)
Non-convertible note payable - net	439,007
Total debt	3,069,745
Less: current portion	(3,069,745)
Long-term debt, less current portion	$—

Convertible Notes Payable

Schedule of Convertible Notes Payable at September 30, 2006

	Convertible Notes Payable - Secured	Convertible Notes Payable	Total convertible Notes Payable
Balance at December 31, 2005	$0	1,733,100	1,733,100
New financing arrangements	750,000	1,824,600	2,574,600
Note conversions to common stock	0	(844,100)	(844,100)
Note principal repayments	0	(427,800)	(427,800)
Principal Balance at September 30, 2006	$750,000	$2,285,800	$3,035,800

Debt Issued with Stock Purchase Warrants - Fair Value of Warrants Recorded as a Liability

In May and June 2006, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $300,000 (the Notes) and detachable warrants to purchase the Company's common stock (the Warrants) to qualified buyers and accredited investors. The Notes bear interest at a rate of 10%, subject to repayment at the earlier of one year or the Company’s consummation of a financing of not less than $4,000,000, and are convertible into 1,200,000 shares of the Company's common stock at a conversion price of $0.25 per share. The holders of the Notes and Warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the Notes or the exercise of the Warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the initial fair value of the Warrants was recorded as an accrued warrant liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. The conversion feature represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes, the debt features had an estimated initial fair value of $395,751, which was recorded as a derivative liability on the consolidated balance sheet. The associated Warrants are exercisable for 1,200,000 shares of common stock at an exercise price of $0.25 per share. The Warrants, which expire three years after issuance, were assigned a fair value of $335,712, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes valuation model: a term of three years, risk-free rate of 4.99 to 5.24%, volatility of 43.85%, and dividend yield of zero. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the conversion features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The discounts on the Notes for the beneficial conversion feature and the Warrants are being amortized to interest expense, using the effective interest method, over the term of the Notes. Total interest expense recognized relating to the beneficial conversion feature and the Warrants discount was $441,765 during the 3 month period ended June 30, 2006, and $75,000 for the three month period ended September 30, 2006.

In the three month period ending September 30, 2006, the Company issued additional unsecured promissory notes in the aggregate principal amount of $550,000 (the Notes) and warrants to purchase the Company's common stock (the Warrants) to qualified buyers and accredited investors. The Notes bear interest at a rate of 10%, subject to repayment at the earlier of one year or the Company’s consummation of a financing of not less than $4,000,000, and are convertible into 2,200,000 shares of the Company's common stock at a conversion price of $0.25 per share. The holders of the Notes and Warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the Notes or the exercise of the Warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the initial fair value of the Warrants was recorded as an accrued warrant liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. The conversion feature represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes, the debt features had an estimated initial fair value of $832,959, which was recorded as a derivative liability on the consolidated balance sheet.

The associated Warrants are exercisable for 2,200,000 shares of common stock at an exercise price of $0.25 per share. The Warrants, which expire three years after issuance, were assigned an initial fair value of $669,238, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes valuation model: a term of three years, risk-free rate of 4.94 to 5.15%, volatility of 45.46%, and dividend yield of zero. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the conversion features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The discounts on the Notes for the beneficial conversion feature and the Warrants are being amortized to interest expense, using the effective interest method, over the term of the Notes. Total interest expense recognized relating to the beneficial conversion feature and the Warrants discount was $1,401,890 for the three month period ended September 30, 2006.

At September 30, 2006, the above issuances of warrants in May, June and in the three month period ending September 30, 2006 were marked to market with a decrease in the warrant liability and a non-cash gain of $506,163. Fees for this financing included a cash fee of $70,000 and the issuance of 3 year warrants to purchase 280,000 shares of the Company’s common stock at an exercise price of $0.40 per share, plus legal and administrative fees related to this financing of approximately $7,500. The Company used the cash proceeds for working capital needs.

The recorded value of the debt features related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

The significant fluctuations can create significant income and expense items on the financial statements of the Company.

Conventional Convertible Debt Issued with Stock Purchase

In the nine month period ending June 30, 2006, the Company issued $2,024,600 of new convertible securities in private placements to qualified buyers and accredited investors investment units consisting of notes and warrants. Pursuant to guidance in EITF -05-02, these new convertible securities were deemed to be conventional. The fair value of the warrants at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the Notes. The discount on the Notes is being amortized to interest expense over the term of the Notes.

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

Note Conversions to Common Stock: In May and June 2006, convertible note holders converted $910,931, consisting of $796,100 of principal, and $114,831 of accrued interest into 3,012,325 shares of common stock. $764,685 of principal and accrued interest conversion adjusted price of approximately $0.31503, and $146,246 of principal and accrued interest converted at $0.25. In the 3 month period ending September 30, 2006, convertible note holders converted $54,935, consisting of $48,000 of principal, and $6,935 of accrued interest into 219,740 shares of common stock converted at $0.25.

In 2004, the Company issued a series of convertible promissory notes payable with varying interest stated rates from 0% to 18% per annum. An 8% per annum interest rate was imputed for any notes having a stated interest rate below market interest rates. As of September 30, 2006 the holders of $250,000, of the notes had the right to convert, at the option of the holder and on or prior to the fifth day prior to the Mandatory Redemption Date (July 1, 2007), into such number of fully paid non-assessable shares by dividing the now split-adjusted Original Series A Issue Price ($0.3745) by the Conversion Price. The Conversion Price shall be the split-adjusted Original Series A Issue Price of $0.3745. However, if the Company issues additional stock (“Additional Stock”), after the date upon which any these notes were first issued, for a price less than the Conversion Price, the Conversion Price shall be as adjusted prior to each such issuance. This adjustment shall be the Conversion Price multiplied by a fraction where the:

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

For the nine months ended September 30, 2006,the company recorded a charge of $107,732, of which $76,366 was related to the shares converted in the nine month period ending September 30, 2006. Accrued interest on these notes at September 30, 2006 was $44,767.

As of September 30, 2006, $2,780,500 of the convertible notes have rights where the holder of such notes may convert all or a portion of the unpaid principal plus unpaid accrued interest into shares of the Company’s common stock at $0.250 per share. The maturity dates of these notes were all due within 12 months of the note date. Accrued interest on these notes at September 30, 2006 is $136,316.

As of September 30, 2006, $5,300 of the convertible notes have rights where the holder of such notes may convert all or a portion of the unpaid principal plus unpaid accrued interest into shares of the Company’s common stock at $0.3750 per share. The maturity dates of these notes were all due within 12 months of the note date. Accrued interest on these notes at September 30, 2006 is $677.

Non-Convertible Notes Payable

At September 30, 2006 the Company had notes payable to a commercial finance company from 2004, in the amount of amount of $46,394, plus accrued interest of $6,917 plus three notes payable from investors in 2004 and 2005 that were not convertible notes with a principal balance of $105,000. The total accrued interest on these notes at September 30, 2006 was $36,151. These notes are current liabilities.

In the 3 month period ending September 30, 2006, the Company issued unsecured promissory notes in the aggregate principal amount of $300,000 (the Notes) and warrants to purchase the Company's common stock (the Warrants) to qualified buyers and accredited investors. The Notes bear interest at a rate of 10%, plus a 15% bridge fee, and due on January 2, 2007. The associated Warrants are exercisable for 375,000 shares of common stock at an exercise price of $0.40 per share. The Warrants, which expire three years after issuance, were assigned a value of $43,787, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes valuation model: a term of three years, risk-free rate of 4.73% to 4.82%, volatility of 45.46%, and dividend yield of zero. Fees for this financing included a cash fee of $12,500 and the issuance of 3 year warrants to purchase 15,625 shares of the Company’s common stock at an exercise price of $0.40 per share, plus legal and administrative fees related to this financing of approximately $5,000. The Company used the cash proceeds for working capital needs.

Loan Guarantee

In February 2006, the Company reached an agreement whereby two third-parties personally guaranteed a convertible note payable to an investor amounting to approximately $500,000 and bearing interest at 10% per annum. In exchange for the guaranty, the Company issued 1,000,000 shares of common stock and warrants to purchase 2 million shares of common stock at an exercise price of $0.25 to these two parties. The fair value of the Company’s stock on February 22, 2006, the date the stock was issued, was $0.25 per share and the estimated fair value of the warrants was $77,766, calculated using the Black-Scholes model. The aggregate fair value of the stock and warrants issued for this guarantee amounted to $327,767 and has been capitalized as a loan guarantee. The fee is being amortized to interest expense as the related note payable is paid down. As of September 30, 2006, the loan guarantee amount was completely amortized and the Company recognized interest expense of $54,628 and $327,767 for the three and nine months ending September 30, 2006 related to the amortization of the guarantee fee.

Deferred Financing Fees

In August 2006, the Company reached an agreement whereby the Company and the holder of a $500,000 convertible note payable extended the maturity date of the note payable. In exchange for the deferred financing arrangement, the Company issued warrants to purchase 1,850,000 shares of common stock at an exercise price of $0.50. The estimated fair value of the warrants was $290,194, calculated using the Black-Scholes model and has been capitalized as a deferred financing arrangement. The fee is being amortized to interest expense as the related note payable is paid down. As of September 30, 2006, the Company recognized deferred financing expense of $113,176 for the three months ending September 30, 2006, related to the amortization of the deferred financing.

6.  Shareholders’ Deficit

The Company’s authorized capital stock consists of 200,000,000 shares of $0.001 par value stock, with 190,000,000 shares designated as common and 10,000,000 shares designated as preferred. On April 25, 2006, the board of directors of the legal acquirer (Sub-Urban Brands) approved a forward stock split on a 29-for-1 basis. Accordingly, all references to number of shares, except for shares authorized, and to per share information in the financial statements have been adjusted to reflect these stock splits on a retroactive basis.

7.  Mandatorily Redeemable Convertible Preferred Stock, Series A of SUI

SUI had issued 2,167,910 shares of mandatorily redeemable Series A Convertible Preferred Stock in 2004, and it had an aggregate liquidation value of $812,552 plus a redemption premium of $812,552 due on July 1, 2007. The liquidation value, plus the redemption premium and accrued but unpaid dividends, was payable on July 1, 2007, the mandatory redemption date. In addition, each share of preferred stock is convertible, at any time, at the option of the holder into the right to receive shares of the Company’s common stock. Initially, each share was convertible at a conversion price of $0.375 per share of common stock, subject to adjustment in the event of certain dividends and distributions; a merger, consolidation, or sale of substantially all of the Company’s assets; liquidation or distribution; and certain other events. Pursuant to SFAS Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, mandatorily redeemable preferred stock is reported as a long-term liability prior to it being converted. On May 10, 2006, the holders of the preferred stock agreed to convert the preferred stock of $812,552, plus accrued dividends of $90,894, into 2,859,863 shares of common stock at a conversion adjusted price of approximately $0.3159 per share. The conversion of the preferred stock Series A prior to the mandatory redemption date resulted in a gain of $406.275 due the waiver of the redemption premium.

8.   Common Stock

Transactions for the nine months ended September 30, 2006

In February 2006, the company issued 1,000,000 shares of its restricted common stock having a market value of $250,000 to two individuals as compensation for a third party’s guarantee of one of the Company’s financing arrangements.

On May 10, 2006, the holders of the mandatorily redeemable preferred stock agreed to convert the preferred stock of $812,552, plus accrued interest of 90,894, into 2,859,863 shares of common stock at a conversion adjusted price of approximately $0.3159 per share.

On May 11, 2006, in connection with the merger of Sub-Urban Brands, Inc (legal acquirer) and Sub-Urban Industries, Inc. (accounting acquirer), the legal acquirer had 14,500,000 shares issued and outstanding, and issued exchanged 31,673,363 of its common stock for the common stock of the accounting acquirer.

Note Conversions: In May and June 2006, convertible note holders converted $910,931, consisting of $796,100 of principal, and $114,831 of accrued interest into 3,012,325 shares of common stock. $764,685 of principal and accrued interest conversion adjusted price of approximately $0.31503, and $146,246 of principal and accrued interest converted at $0.25. In the 3-month period ending September 30, 2006, convertible note holders converted $54,935, consisting of $48,000 of principal, and $6,935 of accrued interest into 219,740 shares of common stock converted at $0.25.

9.  Warrants

As of September 30, 2006 and December 31, 2005, the Company has 28,349,227 and 2,660,203, warrants to purchase shares of common stock respectively outstanding. Such issuances were accounted for under Financial Accounting Standards Board Statement No. 123 using the Black-Scholes option-pricing model (with the same assumptions as those used for the options, see Note 10). On a beneficial conversion adjusted basis, as of September 30, 2006 and December 31, 2005, the Company has 29,272,870 and 3,603,845, warrants to purchase shares of common stock respectively outstanding.

There were no warrants exercised during the period ending September 30, 2006 and the year ended December 31, 2005.

Changes in the status of warrants, prior to any conversion price adjustments or warrant quantity adjustments are summarized below for the 6 month period ending September 30, 2006 and the year ended December 31, 2005:

	Nine Months ended September 30, 2006		Year ended December 31, 2005
	Warrants	Weighted Average Price	Warrants	Weighted Average Price
Outstanding at beginning of period	2,660,203	$0.320	943,643	$0.355
Granted	25,689,024	0.287	1,716,560	0.300
Cancelled or expired	—	—	—	—
Exercised	—	—	—	—
Outstanding at end of period	28,349,227	$0.290	2,660,203	$0.320
Exercisable at the end of the period	28,349,227	$0.290	2,660,203	$0.320
Price range of warrants	$0.10 - 0.500	$0.290	$0.250 - 0.375	$0.320

Transactions for the 9 months ended September 30, 2006

In the 9- month period ending September 30, 2006, the Company issued warrants convertible into 4,495,625 shares of its common stock to various consultants. The exercise price of the warrants ranged from $0.10 to $0.25 per share. The Company recognized non-cash expense of $495,114 related to these grants. The expense was determined based on the Black-Scholes option value method. The warrants were granted in lieu of cash compensation for services rendered. In May 2006, the Company issued 3,600,000 for the purchase of the Company’s common stock, which require the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon the exercise of the warrants no later than November 16, 2006 (see Subsequent Events). Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's own stock, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the initial fair value of the Warrants of $315,827 was recorded as an accrued warrant liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. In the 3-month period ending September 30, 2006, the above issuances of were marked to market with an increase the warrant liability and a non-cash loss of $202,730.

In the 9-month period ending September 30, 2006, the Company issued warrants convertible into 18,343,400 shares of its common stock in connection with the acquisition of debt. The exercise price of these warrants ranged from $0.25 to $0.50 per share. The value of these warrants was $2,327,176, and the Company recognized interest expense of $565,568 for the amortized portion of these warrants. The value and expense was determined based on the Black-Scholes option value method.

In the 9-month period ending September 30, 2006, the Company issued warrants convertible into 1,000,000 shares of its common stock in connection with a loan guarantee. The exercise price of these warrants was $0.25   per share. The value of these warrants was $77,767, and the Company recognized loan guarantee expense of $77,767 for the amortized portion of these warrants. The value and expense was determined based on the Black-Scholes option value method.

In the 9-month period ending September 30, 2006, the Company issued warrants convertible into 1,850,000 shares of its common stock in connection with a deferred financing arrangement. The exercise price of these warrants was $0.50   per share. The value of these warrants was $290,194, and the Company recognized deferred financing expense of $113,176 for the amortized portion of these warrants. The value and expense was determined based on the Black-Scholes option value method.

10.  Stock-Based Compensation

On June 25, 2003 the Board of Directors of the Company adopted an equity incentive plan. At September 30, 2006, the plan has authorized a share pool 18,702,965 shares, of which a total of 11,907,252, were outstanding. There were no stock options exercised during the nine-month period ending September 30, 2006 years and year ended December 31, 2005.

The Company accounts for its stock-based compensation based on SFAS No. 123, “Accounting for Stock-Based Compensation”. Pursuant to SFAS No.123, the Company recognized an expense for the fair market value of the stock-based instrument granted to third parties and employees. SFAS No. 123, established and encouraged the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The Company uses the Black-Scholes Model to determine fair value for valuing options granted. The Black-Scholes method is based on the following assumptions for the nine period ending September 30, 2006: average risk free interest rate ranging from 4.68% to 5.24%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 50.28% and 43.85%; and an expected life of 6 years for the options.

For the period ending September 30, 2006, the company granted issued options convertible into 1,531,165 shares of its common stock to officers and employees of the Company. The exercise price of the options was from $0.33 per share to $0.42. The value of these grants was $299,930, and the Company recognized compensation expense of $47,189 for the vested portion of these grants.

For the period ending September 30, 2006, the company canceled options convertible into 262,500 shares of its common stock from a forfeiture as a result of a directors resignation. The exercise price of the options was $0.25 per share. The Company recorded a credit of $10,432 to non-cash compensation expense for the excess value over straight-line vesting for the forfeiture.

The fair value of options granted under the plan were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected term (in years)	6.0	—	6.0	6.0
Risk-free interest rate	4.62 - 4.81%	—%	4.62- 5.24%	3.91%
Expected volatility	43.85%	—%	43.85 - 50.28%	52.6%
Expected dividend yield	0%	—%	0%	0%
Weighted average fair value at grant date	$0.20	$—	$0.18	$0.14

The effect of recording share-based compensation expense for the three months and nine months ended September 30, 2006 is as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based compensation expense related to employee stock options	$184,390	$525,879
Tax benefit	0	0
Net decrease in net earnings	$184,390	$525,879

Effect on:
Cash flows from operating activities	—	—
Cash flows from financing activities	—	—

Effect on:
Net earnings per share — Basic	$0.00	$0.01
Net earnings per share — Diluted	$0.00	$0.01

For the three and nine months ended September 30, 2006, total share-based compensation expense recognized in earnings before taxes was $184,390 and $525,879, respectively and the total related recognized tax benefit was zero in both periods.

Changes in the status of options are summarized below for the nine-month period ending September 30, 2006:

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2005	367,302	7,632,698	$0.259
Granted	(4,537,054)	4,537,054	0.353
Authorized	10,702,965	—	—
Cancelled or expired	262,500	(262,500)	0.250
Exercised	—	—	—
Balance at September 30, 2006	6,795,713	11,907,252	0.279	9.1	$746,957
Exercisable at September 30, 2006		5,649,814			$392,472

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $0.33 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value of options exercised was zero during the three and nine months ended September 30, 2006, respectively.

Total options under the Plan at September 30, 2006, comprised the following:

Option Exercise Price	Number Outstanding as of September 30, 2006	Weighted Average Remaining Contractual Life (Years)	Number Exercisable as of September 30, 2006
$0.64	656,950	9.7	82,794
0.42	1,000,000	10.0	16,438
0.38	400,500	7.9	400,500
0.33	531,165	10.0	0
0.28	632,198	7.0	632,198
0.25	8,686,439	9.1	4,517,884
Total	11,907,252		5,649,814

As of September 30, 2006, there was $628,921 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.4 years.

At September 30, 2006 the Company has 6,257,438 options which are not vested, with total outstanding options at September 30, 2006 of 11,907,252.

11.   Commitments

In July of 2004, the Company entered into a lease for approximately 4,000 square feet of combined office and warehouse space located at 2222 E. Washington, Los Angeles, California, at a monthly rental rate of $2,500. The lease commenced July 15, 2004 and expired July 15, 2006. In August 2006, the Company moved its operations and entered into a lease for approximately 10,600 square feet of combined office and warehouse space in leased premises located at 8723 Bellanca Avenue, Los Angeles, California, at a monthly base rental rate of $8,931 to $9,569 over the term of the lease. The lease commences August 21, 2006 and expires October 31, 2009. The Company conducts all of its executive, administrative, distribution and operational functions in this facility.

Future minimum lease payments under this operating lease are as follows:

2006	$21,031
2007	108,765
2008	112,593
2009	95,688
Total	$338,077

Rent expense under operating leases for the nine-month period ended September 30, 2006 is $36,217.

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

The Company performs ongoing credit evaluations of its customer’s financial condition, and limits the amount of credit extended when deemed necessary, but generally does not require collateral. At September 30, 2006 ten of the Company’s customers accounted for 88% of the Company’s accounts receivable, each with 2% to 34% of the Company’s accounts receivable. One other customer accounted for 20% of the Company’s net sales for the nine-month period ended September 30, 2006. As of September 30, 2005 three of the Company’s customers accounted for 100%, each accounting for 14% to 70% of the Company’s accounts receivable.

13.   Subsequent Events

Issuance of Promissory Note and Warrants

In November 2006, the Company issued a subordinated promissory note with an accredited investor in the amount of $500,000, with interest payable at 8%, with a maturity date of August 6, 2007. In connection with this transaction, the Company also issued 3 year warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.   The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Change in Demand Registration Rights

In November 2006, in connection with a certain warrant dated May 16, 2006 for services, the warrant holder agreed to change the date of its demand registration rights as set forth in such warrant from “No later than November 16, 2006” to “Within the same time period as any investor in a proposed financing of the Company,”.

Note Conversions to Common Stock:

In October 2006, convertible note holders converted $178,638, consisting of $151,000 of principal, and $27,638 of accrued interest into 567,931 shares of common stock. $177,573 of principal and accrued interest was converted at a conversion adjusted price of approximately $0.31503, and $1,065 of principal and accrued interest converted at $0.25.

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

Convertible Debt Financing and Derivative Liabilities

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), EITF 00-19, 00-27, 05-02, 05-04 and 05-08. The company has reviewed the terms of its convertible debt financing and the holders’ conversion rights provisions (collectively, the features) contained in the terms governing the Debentures which are not clearly and closely related to the characteristics of the Debentures. Accordingly, the features qualified as embedded derivative instruments at issuance and the warrants were free-standing derivative instruments These derivative features do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments. (See Convertible Debt Notes to Financial Statements for more information). For the nine months ended September 30, 2006, we recorded an aggregate non-cash interest expense items of $2,447,776 including $1,612,224 related to the conversion features on $3,035,800 of our convertible notes; $814,410 related to warrants; and $21,144 related to the value of warrants on $496,394 of the non-convertible notes.  During the nine month period ended September 30, 2006, the Company recorded $1,345,000 in warrant liabilities for warrants with mandatory registration rights. These amounts were revalued to market at September 30, 2006 to $1,041,566. During the nine month period ended September 30, 2006, the Company recorded $1,228,689 in conversion feature liabilities. These amounts were revalued to market at September 30, 2006 to $714,348.

Cash Requirements and Additional Funding. We will require additional financing, either from loans, or the issuance of debt and equity securities. We are unlikely to obtain material commercial bank financing. If we cannot obtain sufficient additional financing, we may be forced to slow down or suspend our operations. The success of our business will be dependent on a number of factors, many of which are beyond our control (see "Risk Factors," below). Accordingly, we can give no assurance that the Company will become profitable. Further, we can give no assurance that we will be able to obtain sufficient financing to implement our business plan or that, if financing is obtained, such financing will not materially dilute our existing shareholders. Our ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions, our results of operations, our success in implementing our business plan for brand launches, our acquisition strategy and investors' perception of our business and prospects.

Assets. Our current assets total $518,843, consisting primarily of inventory net or reserves of $224,942, accounts receivable of $51,647, prepaids and advances of $58,013, and $177,018 representing the unamortized deferred financing costs.

Liabilities and Working Capital. Our liabilities of $5,039,746 are all current and consist primarily of accounts payable of $463,586, accrued salary and benefits of $214,074, secured convertible notes payable in the principal amount of $750,000, convertible notes payable in the principal amount of $2,285,800, and non-convertible notes payable in the principal amount of $496,394. The convertible notes have a conversion price adjustment liability of $49,380, and a conversion feature liability of $714,348. The Company also has warrant liabilities of $1,041,566.

Results of Operations

Nine Months Ended September 30, 2006 Compared to September 30, 2005

In the third fiscal quarter of 2005, we pulled our then current WHITEBOY® products from our distribution channels. As a result of the efforts, in 2006, the Company focused on rebuilding the infrastructure of the Company and redesigning current brands and developing our new brand Mash Culture Lab™ for launch in the third fiscal quarter of 2006. On May 11, 2006 Sub-Urban Industries, Inc., a California corporation, effected a reverse merger with Sub-Urban Brands, Inc., a Nevada corporation. The Company launched its Mash Culture Lab™ apparel brand in August 2006.

We recorded sales of $79,259, for the nine month period ending September 30, 2006, compared to $126,300 for the nine month period ending September 30, 2005, a decrease of 37%, reflecting the Company’s investment and focus in development of future products and brand name recognition. Our gross margin was 23% for the current and prior nine-month period. Our operating expenses for the nine-month period ending September 30, 2006 were $3,266,212, compared to $1,306,114 for the nine-month period ending September 30, 2005, an increase of 150%. This change was due primarily to the 148% increase of $1,448,255 in general and administrative expenses; a 178% increase in sales and marketing expenditures of $391,401; and a 112% increase in product development expenses of $120,472.

The increase in general and administrative expenses is due primarily to i) increases in investor relations expense of $503,431, which includes $315,827 in non-cash compensation for a warrant issuance; ii) increases in payroll expenses of $238,310 due to increased headcount; iii) increases of $306,645 in non-cash compensation related to vesting stock options accounting under SFAS123R; iv) increases of $161,715 in investment banking fees related to financings; and v) increases of $118,976 in professional fees primarily related to the merger of May 11, 2006, on-going financings, and compliance requirements as a public company.

The net of other expenses for the nine-month period ending September 30, 2006 were $2,159,804, compared to $397,510, an increase of 443% from the nine-month period ending September 30, 2005. This change is primarily due to an increase of $2,430,906, in non-cash interest expense from equity instruments issued in connection with convertible notes, a non-cash loan guarantee expense of $327,768, an increase of $213,841 for the conversion features of equity instruments, and a non-cash deferred financing cost of $113,176. These increases were offset by a i) non-cash change of $609,413 in preferred stock redemption accretion due to the conversion of preferred stock to common stock prior to the Merger of May 11, 2006; ii) a non-cash gain on the revaluation of warrant liabilities of 303,434; and iii) a non-cash gain on the revaluation of conversion feature liabilities of 514,341.

The Company’s net loss was $5,407,699 compared to $1,674,118 for the nine-month period ending September 30, 2006 and 2005, respectively. Cash used for the Company’s operating activities was $2,426,149, and $684,830 for the nine-month periods ending September 30, 2006 and 2005,respectively.

Three Months Ended September 30, 2006 Compared to September 30, 2005

The Company launched its Mash Culture Lab™ apparel brand in August 2006.

We recorded sales of $54,222, for the three month period ending September 30, 2006, compared to $22,333 for the three month period ending September 30, 2005, an increase of 142%, due to initial sales of newly launched product and from the liquidation of discontinued product. Our gross margin was 11% for the current period compared to 28% in the three-month period ending September 30, 2005, reflecting the lower margins on the sale of discontinued product. Our operating expenses for the three-month period ending September 30, 2006 were $1,211,563, compared to $516,962 for the three-month period ending September 30, 2005, an increase of 134%. This change was due primarily to the 116% increase of $470,686 in general and administrative expenses; a 216% increase in sales and marketing expenditures of $151,907; and a 177% increase in product development expenses of $72,008.

The increase in general and administrative expenses is due primarily to i) increases in investor relations expense of $98,875; ii) increases in payroll expenses of $40,946 due to increased headcount; iii) increases of $85,906 in non-cash compensation related to vesting stock options accounting under SFAS123R; and iv) increases of $113,289 in investment banking fees related to financing.

The net of other expenses for the three-month period ending September 30, 2006 were $970,172, compared to $134,760, an increase of 619% from the three-month period ending September 30, 2005. This change is primarily due to an increase of $1,524,020, in non-cash interest expense from equity instruments issued in connection with convertible notes, a non-cash loan guarantee expense of $54,628, an increase of $113,176 for non-cash deferred financing. These increases were offset by a i) a non-cash gain on the revaluation of warrant liabilities of 303,434; and ii) a non-cash gain on the revaluation of conversion feature liabilities of 514,341.

The Company’s net loss was $2,175,852 compared to $645,443 for the three-month period ending September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

At September 30, 2006 the Company had a working capital deficit of $4,520,903. The Company’s total assets at September 30, 2006 were $570,226, of which $7,223 was cash and $51,647 in accounts receivable. At September 30, 2006 the Company’s total liabilities were $5,039,746. The Company has invested in the redesign and launch of its new brands, and does not anticipate material revenues from these products prior to the first quarter of fiscal 2007. In November 2006, the Company issued a subordinated promissory note with an accredited investor in the amount of $500,000. The Company used the cash proceeds for working capital needs.

Our Plan for Operations for in 2006

The first nine months of 2006 consisted of the Company repositioning its initial brand offering WHITEBOY® for men. The Company was able to successfully release WHITEBOY® for men as a high-end specialty brand with distribution to image-based retailers. The brand was selected by the internationally recognized Fred Segal of Santa Monica, CA for delivery in the 3 rd quarter of 2006. The repositioning of the WHITEBOY® for men brand allowed the Company to continue developing its multi-brand revenue model. The Company spent the first 9 months of 2006 developing two more brands using the “Rooster” logo created by WHITEBOY ® for men. The development of MASH CULTURE LAB ™ and WHITEBOY® for girls began in February of 2006 culminating with their wholesale launch at the New York Pool Trade Show in July of 2006. These two brands, unlike WHITEBOY ® for men, are seeking larger distribution paths through specialty retail chains and department stores.

The Company also focused on attracting industry-leading talent to design and produce our core offerings. The Company hired Ashley Scranton as design director for WHITEBOY® for girls with her focus on developing an appealing mass distributed brand. The company also hired Melanie Weaver as director of production for all brands owned and distributed by Sub-Urban Brands, Inc. Ms. Weaver immediately moved nearly all sourcing and production overseas to decrease the Company’s costs of production.

In continuing to develop WHITEBOY ® for men as a high-end exclusive specialty brand, the Company initiated its practice of partnering with widely known and respected artists to design its collection. The Company entered into a seasonal agreement with well-known punk rock fashion icon Heidi Minx of Franky and Minx ® . Ms Minx developed the majority of the Fall 2006 offering of WHITEBOY ® for men.

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

The Company will continue to sell its three brands in the wholesale environment as well as continue its retail operations online. The Company attended several wholesale tradeshows in the third quarter of fiscal of 2006, and revenues are anticipated commencing in the first quarter of 2007. These tradeshows are industry known and are located in New York City, Las Vegas, Los Angeles, Atlanta, Chicago, Miami and Dallas. In addition, the Company has instituted an internal sales campaign utilizing two sales representatives contacting over 3,000 retail stores by phone and mail seeking orders for the Company’s brands.

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

The Company is also actively pursuing emerging and or established apparel companies for acquisition to complement WHITEBOY ® for men, WHITEBOY ® for girls and MASH CULTURE LAB ™ . The company has issued two non-binding letters of intent for two companies with established brands and revenues. Subject to successful financing activities, the Company intends to make one or both of these acquisitions by 12/31/2006 that is consistent with our multi brand approach to generating revenue in addition to our current offerings in apparel.

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

We will continue in our efforts to produce better made garments at a lower cost through our overseas vendors for our mass distributed brands WHITEBOY ® for girls and MASH CULTURE LAB ™ . The Company will focus on its knit based products being produced in China and India, and denim and woven products will also be produced in China and India for WHITEBOY ® for girls and MASH CULTURE LAB ™ . WHITEBOY ® for men will primarily be manufactured in Los Angeles due to its highly customized offering and the need to turn new product every 6-10 weeks. Our production arrangements are contracted for by purchase orders at an arms-length negotiated price and delivery date.

In the three-month period ending September 30, 2006 we moved our operations to a larger facility near the Los Angeles airport, and moved our warehousing and distribution in-house.

In order to complete our business strategy of developing a multi brand offering, the Company will need to raise $8,000,000 in financing in the fourth quarter of 2006. These proceeds will be used to continue to develop our three current brands, finance production, execute strategic acquisitions and for the general operating costs of the Company. Further, we can give no assurance that we will be able to obtain sufficient financing to implement our business plan or that, if financing is obtained, such financing will not materially dilute our existing shareholders. Our ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions, our results of operations, our success in implementing our business plan for brand launches, our acquisition strategy and investors' perception of our business and prospects.

Risk Factors

RISKS RELATED TO OUR BUSINESS

The Company acquired SUI on May 11, 2006, which had a limited operating history, and, accordingly, is subject to substantial risks inherent in the commencement of a new business enterprise. Prior to the acquisition of SUI, the Company had no operations.

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

Our continued development involves other significant risks, including but are not limited to:

•	An unproven business model;
•	Negative net cash flow since inception;
•	High investments in product development and marketing programs.
•	No guaranty of acceptance of our products and services.
•	Changes in style and trends.
•	Raw material shortages.
•	Changes in consumer spending.

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

The Company must establish a strong brand identity in order to be successful in a highly competitive environment. We have determined that there is an affinity to the term “WHITEBOY®” and MASH CULTURE LAB ™ within our targeted consumer groups, but this is no guaranty that the Company will be able to establish brand loyalty. Our targeted consumer must quickly identify the brand “WHITEBOY®” and MASH CULTURE LAB ™ with their corresponding logos and icons.

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

The loss of or inability to enforce our trademarks, including “WHITEBOY®” and MASH CULTURE LAB ™ or any of our other or future proprietary or licensed trademarks, designs, patents, know-how and trade secrets could adversely affect our business. If any third party copies or otherwise gains access to our trademarks or other proprietary rights, or develops similar products independently, it may be costly to enforce our rights and we would not be able to compete as effectively. Additionally, the laws of foreign countries may provide inadequate protection of intellectual property rights, making it difficult to enforce such rights in those countries.

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

The market price of our Common Stock may be adversely affected by market volatility.

The market price of our Common Stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of the results of our operations or the operations of our competitors,
•	developments with respect to intellectual property rights,
•	announcements of technological innovations by us or our competitors,

•	announcements of new services, products or new contracts by us or our competitors,
•	actual or anticipated variations in our operating results due to the level of development expenses and other factors,
•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates,
•	conditions and trends in the online digital music distribution or production industries,
•	new accounting standards,
•	general economic, political and market conditions and other factors, and

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Other than the hiring of a Vice-President of Finance to help improve the Company’s internal controls over financial reporting, there have been no other significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

PART II — OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities

In the three month period ending September 30, 2006, the Company issued unsecured promissory notes in the aggregate principal amount of $550,000 (the Notes) and warrants to purchase the Company's common stock (the Warrants) to accredited investors. The Notes bear interest at a rate of 10%, subject to repayment at the earlier of one year or the Company’s consummation of a financing of not less than $4,000,000, and are convertible into 2,200,000 shares of the Company's common stock at a conversion price of $0.25 per share. The securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.   The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

In the three month period ending September 30, 2006, the Company issued unsecured promissory notes in the aggregate principal amount of $300,000 (the Notes) and warrants to purchase the Company's common stock (the Warrants) to accredited investors. The Notes bear interest at a rate of 10%, plus a 15% bridge fee, and due on January 2, 2007. The associated Warrants are exercisable for 375,000 shares of common stock at an exercise price of $0.40 per share. The securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

In the three month period ending September 30, 2006, the Company issued warrants convertible into 1,850,000 shares of its common stock in connection with a deferred financing arrangement. The exercise price of these warrants was $0.50  per share. The securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.   The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

In the three month period ending September 30, 2006, convertible note holders converted $54,935, consisting of $48,000 of principal, and $6,935 of accrued interest into 219,740 shares of common stock converted at $0.25.

On November 8, 2006, the Company issued a subordinated promissory note with an accredited investor in the amount of $500,000, with interest payable at 8%, with a maturity date of August 6, 2007. In connection with this transaction, the Company also issued 3 year warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.   The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

In November 2006, the Company issued a subordinated promissory note with an accredited investor in the amount of $500,000, with interest payable at 8%, with a maturity date of August 6, 2007. In connection with this transaction, the Company issued 3 year warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.   The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Item 6. Exhibits

(a) Exhibits

4.1
Form of promissory notes for convertible financing and warrants for $550,000, July - August, 2006 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 10, 2006)

4.2
Form of promissory notes for non-convertible financing and warrants for $300,000, August - September 2006 (incorporated by reference Form 8-K filed with the Securities and Exchange Commission on September 29, 2006)

4.3	Form of Warrants for Deferred Financing on August 31, 2006

4.4	Form of Promissory Note for $500,000 financing on November 8, 2006

4.5	Form of Warrant for $500,000 financing on November 8, 2006

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 20, 2006

Sub-Urban Brands, Inc.

By:	/s/ Joseph Shortal	By:	/s/ Jack Mott
	Joseph Shortal, Chief Executive Officer		Jack Mott, Chief Financial Officer, Chief Operating Officer
	Principal Executive Officer		Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
4.1	Form of promissory notes for convertible financing and warrants for $550,000, July - August, 2006 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 10, 2006)

4.2	Form of promissory notes for non-convertible financing and warrants for $300,000, August - September 2006 (incorporated by reference Form 8-K filed with the Securities and Exchange Commission on September 29, 2006)

4.3	Form of Warrants for Deferred Financing on August 31, 2006

4.4	Form of Promissory Note for $500,000 financing on November 8, 2006

4.5	Form of Warrant for $500,000 financing on November 8, 2006

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act