Form 10KSB
period 2006-12-31
Sub-Urban Brands, Inc.
filed 2007-04-18
CIK 1265700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

Commission File Number: 333-109903

SUB-URBAN BRANDS, INC.
(Exact name of small business issuer specified in its charter)

NEVADA	47-0926492
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8723 Bellanca Ave, Bldg A, Los Angeles, CA 90045
(Address of Principal Executive Offices)

(310) 670-0132
Issuer’s telephone number, including area code

DP&D, Inc.
4251 East Melody Drive, Higley, AZ 85236
2222 E. Washington Blvd., Suite B, Los Angeles, CA 90021
(Former name, former addresses and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

(Title of Each Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer's revenues for the fiscal year ended December 31, 2006 were $136,305.

The aggregate market value of the voting common stock held by non-affiliates of the registrant on April 16, 2007 was approximately $2,855,997, based on the closing price of such stock of $0.065 on such date. The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of April 16, 2007 was 52,446,338.

Transitional Small Business Disclosure format (Check one): YES ☐ NO ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

This Report on Form 10-KSB contains discussion, analysis and forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, acquisitions plans, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions, identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed specifically within this Report. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those discussed specifically within this Report) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

All discussion and statements made in this Report, other than statements of historical fact, should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Report. Our actual results could differ materially from those discussed in forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed specifically within this Report, particularly in the section entitled “Risk Factors” of this Report.

As used in this report, the terms “we”, “us”, “our”, and “Sub-Urban Brands” mean Sub-Urban Brands, Inc. and our subsidiary Sub-Urban Industries, Inc.

THIS REPORT CONTAINS DISCUSSION, ANALYSIS AND FORWARD-LOOKING STATEMENTS WHICH PROVIDE INFORMATION THAT OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. ALL SUCH DISCUSSION, ANALYSIS AND FORWARD-LOOKONG STATEMENTS SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY’S CURRENT REPORT ON FORM 8-K FILED ON MAY 15, 2006 AND ALL SUBSEQUENT FILINGS.

Completion of Merger

Sub-Urban Brands, Inc. (“SUB”) was incorporated in Nevada on March 1, 2001 under the name DP&D, Inc. (“DPD” ). On May 11, 2006, Sub-Urban Brands, Inc., (formerly known as "DP&D, Inc.”) acquired all the outstanding shares of Sub-Urban Industries, Inc. ("SUI"), pursuant to a share exchange agreement (the “Share Exchange Agreement”) in exchange for 31,673,363 restricted shares of its common stock in a reverse merger (the "Merger"). Pursuant to the Share Exchange Agreement, the shareholders of SUI immediately prior to the Merger received one share of DPD common stock for each share of Company common stock they held, or an aggregate of 31,673,363   shares of DPD common stock. These shares represented approximately 68.6% of the 46,173,363 shares of DPD common stock outstanding immediately following the Merger. On May 11, 2006, pursuant to an Agreement Concerning the Exchange of Securities by and between Sub-Urban Brands, Inc., (formerly known as DP&D, Inc.), a Nevada corporation (“the Company”), Sub-Urban Industries, Inc., a California corporation (“Sub-Urban”), and the security holders of Sub-Urban (the “Sub-Urban Security Holders”), the Company acquired all of the outstanding securities of Sub-Urban from the Sub-Urban Security Holders in exchange for newly issued unregistered securities of the Company. As a result of the share exchange (“Merger”), the Company, which previously had no material operations, acquired the business of Sub-Urban.

On August 21, 2006, we moved our corporate offices and entered into a 38 month lease for 10,632 square feet located at 8723 Bellanca Ave, Bldg. A., Los Angeles, CA 90045.

Our Business

Sub-Urban was founded in March of 2003 as a company for lifestyle apparel brands. The company is focusing its efforts on both acquisitions of established apparel companies and the development of its own trademarked brands.

In the fourth quarter of 2006, the Company began its acquisition strategy to find established apparel brands or companies to accelerate the revenue growth of the Company. The primary focus for the Company in 2007 will be to acquire leading edge companies who have an established brand identity, revenues, industry average or above average margins and an existence in a growing segment of the apparel industry.

The first intended acquisition is a Los Angles based company called The Apparel Agent. We have entered into a Letter of Intent, date 10/27/2006 with the Apparel Agent and its members that is non binding, except for confidentiality and certain other binding matters. We will continue to proceed with our intended acquisition of The Apparel Agent, LLC. The Company will be actively seeking capital to complete this acquisition and will attempt to close this acquisition within the second quarter of 2007. We can not provide any assurances that we can complete this acquisition, or if completed, that it will on terms favorable to the company.

We not only believe that the Apparel Agent will supply a significant revenue stream, but a consistent one. The Apparel Agent is unique in that its operation consists of designing, marketing, producing and selling a blank high end specialty knit product for both men and women. The majority of the product is actually produced on site and a significant amount of their revenue is derived from wholesale business via large printers, advertising specialty or product promotional companies, apparel brands, department store or retail chains and private label opportunities. They are not necessarily dependent on being current with the seasonal nature of fashion trends as it relates to embellishments and garment styles. They provide the base garments that other companies use to embellish and call their own labels.

In addition to providing immediate revenue for the Company, The Apparel Agent will also provide a reduction in the production and development costs of our current brands WHITEBOY for Men, WHITEBOY for Women and Mash Culture Lab. We will be able to use the Apparel Agents stock colors and base garments for all of our sampling and production of knits. We believe that knits will constitute a majority of our product mix going forward for the aforementioned brands. By using the Apparel Agent product, Sub-Urban will not have to purchase large quantities usually associated with overseas production, consume as much capital or be faced with the potential of liquidating a large amount of excess branded inventory at the end of each season.

The Company will continue to develop graphics in house with the assistance of independent graphic artists for WHITEBOY for Men and WHITEBOY for Women.

The distribution of the WHITEBOY for Men and WHITEBOY for Women labels will be performed by commissioned based sales representatives primarily focused on the Southern California and New York City areas with an emphasis on the specialty markets.

We are currently seeking manufacturers and distributors to secure a potential licensing deal for our Mash Culture Lab brand.

The Second targeted acquisition is a Los Angeles based company called REO STARR, LLC that primarily makes premium denim bottoms for the contemporary marketplace. We have entered into a Letter of Intent, date 9/29/2006 with REO STARR LLC and its members that is non binding, except for confidentiality and certain other binding matters. The REO STARR brand is primarily distributed in specialty stores in the United States and Japan. The Company will be actively seeking capital to complete this acquisition and will attempt to close this acquisition within the second quarter of 2007.

The Company will continue to actively seek established apparel companies with significant revenues, earnings and growth potential as a major part of our ongoing business.

Risk Factors

RISKS RELATED TO OUR BUSINESS

The Company acquired SUI on May 11, 2006, which had a limited operating history, and, accordingly, is subject to substantial risks inherent in the commencement of a new business enterprise. Prior to the acquisition of SUI, the Company had no operations.

We have incurred losses since inception, including a loss of $5,529,877 in 2006, and expect to incur net losses for the foreseeable future.

Our future success depends upon our ability to consummate acquisitions on terms favorable to the Company.

We have few assets and our business plan in large part involves making acquisitions of other businesses and assets.  We have currently identified and are negotiating with two potential acquisition targets The Company has entered into Letters of Intent with The Apparel Agent, LLC and its members and REO STARR, LLC and it members that are non-binding, except for confidentiality and certain other binding matters.

  We may also seek to identify other potential targets.  We can provide no assurance that we will be able to complete any of these acquisitions in a timely manner or on terms favorable to the Company.  Each of these acquisitions may require us to restructure our current capitalization or debt and/or seek additional equity financing, which may be dilutive to current shareholders, or debt financing, which may be on terms that are not favorable to the Company.  In addition, the process of identifying, acquiring and integrating future acquisitions may constrain valuable management resources, and our failure to integrate future acquisitions may result in the loss of key employees and the dilution of stockholder value and have an adverse effect on our operating results. We expect to pursue strategic acquisitions in the future. Completing any potential future acquisitions could cause significant diversions of management time and resources.

Acquisition transactions involve inherent risks, such as:

•	uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates;

•	the potential loss of key personnel of an acquired business;

•	the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;

•	problems that could arise from the integration of the acquired business;

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and

•	unexpected development costs that adversely affect our profitability.

Financing for future acquisitions may not be available on favorable terms, or at all. If we identify an appropriate acquisition candidate for our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, technologies or employees into our existing business and operations. Future acquisitions may not be well received by the investment community, which may cause our stock price to fluctuate. We cannot ensure that we will be able to identify or complete any acquisition in the future.

Our business depends on the Company receiving external financing to fund our intended acquisitions and the willingness of our debt holders to convert their debt to common stock, which may or may not be on favorable terms for the Company and its debt holders.

We are currently in negotiations with potential investors who may funds us and whose terms may or may not be favorable to the Company and it debt holders with respect to valuation and conversion of the existing debt

Our business strategy is unproven, and we may not be successful in addressing early stage challenges, such as establishing our position in the market and developing our products and services. To implement our business plan, we will require additional financing. We cannot guaranty that such additional financing will be available. In the absence of additional financing we may be required to significantly reduce our operations.

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

ITEM 2. DESCRIPTION OF PROPERTY

In August 2006, the Company moved its operations and entered into a lease for approximately 10,600 square feet of combined office and warehouse space in leased premises located at 8723 Bellanca Avenue, Los Angeles, California, at a monthly base rental rate of $8,931 to $9,569 over the term of the lease. The lease commenced on August 21, 2006 and expires October 31, 2009. The Company conducts all of its executive, administrative, distribution and operational functions in this facility.

ITEM 3. LEGAL PROCEEDINGS

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "SUUB.OB". Presented below is the high and low closing information of the Company’s common stock for the periods indicated. The source of the following information is from the NASDAQ. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The following information is subsequent to the closing date of our reverse merger transaction. Prior to such time, pricing information related only to DP&D, Inc.

	Sub-Urban Brands, Inc. COMMON STOCK
	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2006:
First Quarter	$-	$-
Second Quarter	$0.64	$0.30
Third Quarter	$0.62	$0.33
Fourth Quarter	$0.42	$0.05

Outstanding Shares and Shareholders of Record

Our common shares are issued in registered form. Our transfer agent is Holladay Stock Transfer, Inc, 2939 N. 67th Place Scottsdale, AZ 85251, telephone: (480) 481-3940; fax number: (480) 481-3941. On April 16, 2007, the shareholders list of our common shares showed 106 registered shareholders and 52,446,338common shares outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Transactions for the Year Ended December 31, 2006

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

In December 2006, a former officer of the Company exercised options in a cashless exercise resulting in the issuance of 76,389 shares of the Company’s common stock. The options were exercised at a price of $0.25 per share, and the price of the Company’s stock was $0.27 per share at the time of exercise.

Note Conversions to Common Stock during the year ended December 31, 2006

In May and June 2006, convertible note holders converted $910,931, consisting of $796,100 of principal, and $114,831 of accrued interest into 3,012,325 shares of common stock. $764,685 of principal and accrued interest converted at an adjusted price of approximately $0.31503, and $146,246 of principal and accrued interest converted at $0.25. In the 3 month period ending September 30, 2006, convertible note holders converted $54,935, consisting of $48,000 of principal, and $6,935 of accrued interest into 219,740 shares of common stock converted at $0.25. In the 3 month period ending December 31, 2006, convertible note holders converted $12,713, consisting of $12,000 of principal, and $713 of accrued interest into 50,851 shares of common stock converted at $0.25; and converted $177,573, consisting of $150,000 of principal, and $27,573 of accrued interest into 563,671 shares of common stock converted at $0.31503.

All of the shares listed above were offered and issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

On June 25, 2003 the Board of Directors of the Company adopted an equity incentive plan. At December 31, 2006, the plan has authorized a share pool 18,858,474 shares, of which a total of 8,869,752 were outstanding.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Completion of Merger

Sub-Urban Brands, Inc. (“SUB”) was incorporated in Nevada on March 1, 2001 under the name DP&D, Inc. (“DPD” ). On May 11, 2006, Sub-Urban Brands, Inc., (formerly known as "DP&D, Inc.”) acquired all the outstanding shares of Sub-Urban Industries, Inc. ("SUI"), pursuant to a share exchange agreement (the “Share Exchange Agreement”) in exchange for 31,673,363 restricted shares of its common stock in a reverse merger (the "Merger"). Pursuant to the Share Exchange Agreement, the shareholders of SUI immediately prior to the Merger received one share of DPD common stock for each share of Company common stock they held, or an aggregate of 31,673,363   shares of DPD common stock. These shares represented approximately 68.6% of the 46,173,363 shares of DPD common stock outstanding immediately following the Merger. The acquisition has been accounted for as a reverse merger (recapitalization) with SUI deemed to be the accounting acquirer. Accordingly, the historical financial statements presented herein are those of SUI, as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The retained earnings of the accounting acquirer have been carried forward after the acquisition and SUI's basis of its assets and liabilities were carried over in the recapitalization. Operations prior to the business combination are those of the accounting acquirer.

In these financial statements, references to the "Company" mean Sub-Urban Brands, Inc., and its wholly owned legal subsidiary SUI.
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

Assets. Our current assets total $139,324, consisting primarily of inventory net of reserves of $49,851, accounts receivable of $23,722, and prepaids and advances of $26,759.

Liabilities and Working Capital. Our liabilities of $4,322,818 are all current and consist primarily of accounts payable of $257,342, accrued salary and benefits of $266,335, secured convertible notes payable in the principal amount of $750,000, convertible notes payable in the principal amount of $2,073,800, and non-convertible notes payable in the principal amount of $1,145,056, and related party payables in the amount of $20,000. These notes also have discounts, premiums, conversion price liabilities, and conversion features liability adjustments which net to ($749,986). The Company also has warrant liabilities of $169,366 and accrued interest payable of $272,206.

Results of Operations

Comparing Fiscal Years Ended December 31, 2006 and 2005:

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

We recorded sales of $136,305, for the year ended December 31, 2006, compared to $141,206 for the year ended December 31, 2005, a decrease of 3%, reflecting the Company’s investment and focus in development of future products and brand name recognition as well as seeking other revenue generating apparel organizations to become the primary source of revenue. Our gross margin was 19% for the current year and 27% for the prior year, reflecting reduced prices on sales of prior seasons inventory. Our operating expenses for the year ended December 31, 2006 were $4,022,653, compared to $2,155,693 for the year ended December 31, 2005, an increase of 87%. This change was due primarily to the 73% increase of $1,272,265 in general and administrative expenses; a 164% increase in sales and marketing expenditures of $425,956; and a 99% increase in product development expenses of $168,739.

The increase in general and administrative expenses is due primarily to i) increases in investor relations expense of $550,387, which includes $315,827 in non-cash compensation for a warrant issuance; ii) increases in payroll expenses of $273,583 due to increased headcount; iii) increases of $286,444 in charges related to obsolete inventory, and iv) increases of $161,715 in investment banking fees related to financings.

The net of other expenses for the year ended December 31, 2006 were $1,533,637, compared to $523,084, an increase of 193% from the year ended December 31, 2005. This change is primarily due to an increase of $2,963,098, in non-cash interest expense from equity instruments issued in connection with convertible notes, a non-cash loan guarantee expense of $327,768, an increase of $143,133 in interest expense, and a non-cash loan extension expense of 290,194 These increases were offset by a i) non-cash change of $677,125 in preferred stock redemption accretion due to the conversion of preferred stock to common stock prior to the Merger of May 11, 2006; ii) a non-cash gain on the revaluation of warrant liabilities of $1,226,413; and iii) a non-cash gain on the revaluation of conversion feature liabilities of $1,018,910.

The Company’s net loss was $5,529,878 compared to $2,641,125 for the years ended December 31, 2006 and 2005, respectively. Cash used for the Company’s operating activities was $2,883,397, and $914,598 for the years ended December 31, 2006 and 2005,respectively.

Liquidity and Capital Resources

At December 31, 2006 the Company had a working capital deficit of $4,183,494. The Company’s total assets at December 31, 2006 were $190,009, of which $18,992 was cash and $23,722 in accounts receivable. At December 31, 2006 the Company’s total liabilities were $4,322,818. The Company has invested in the redesign and launch of its new brands, and does not anticipate material revenues from these products prior to the first quarter of fiscal 2008. Historically, management has been able to raise additional capital. Subsequent to December 31, 2006, the Company obtained an additional $425,000 in capital. The proceeds were used for working capital. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In an effort to address the above issues, the Company is focused on revenue growth and raising additional capital. Although the Company believes that it will obtain the additional financing, there is no assurance that such financing will be available in the amount or on the terms necessary to sustain the Company’s operations.

Additionally, The Company markets specialty urban apparel brand of fashionable and contemporary apparel and accessory items designed for consumers with a young, active lifestyle. The Company’s success is largely dependent on its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand. The Company’s failure to anticipate, identify, or react to changes in fashion trends could adversely affect its results of operations.

Our Plan for Operations in 2007

The primary focus for the Company in 2007 will be to acquire leading edge companies who have an established brand identity, revenues, industry average or above average margins and an existence in a growing segment of the apparel industry. We have entered into Letters of Intent with REO STARR, LLC and The Apparel Agent, LLC, dated 9/29/2006 and 10/27/2006 respectively, that are non binding, except for confidentiality and certain other matters. The Company will attempt to complete the acquisitions of REO STARR, LLC and The Apparel Agent, LLC by the end of the second quarter for 2007. In order to complete these intended acquisitions, the Company will be actively pursuing capital from retail and institutional investors and will work with its current debt holders to reduce all of the outstanding debt of the company.

These acquisitions will provide immediate revenue and a product mix that encompasses denim as well as a vast array of knit top programs. Sub-Urban will be able to leverage the combined infrastructure of these two entities to drive multiple private label programs aimed at big box retailers such as Federated, Kohl’s Sears and Target to name a few. In addition, the Company will be able to produce its current labels of WHITEBOY for Men and WHITEBOY for Women at a substantially reduced cost through our acquisitions as well as leverage the relationships of the management of both acquisition to drive distribution deals through retail and on-line channels.

Sub-Urban Brands management team will focus on improving the financial and operational management in all our acquisitions. The Company will also work with the acquisitions to identify personnel needs and vendors who can facilitate growth and efficiency for their operations. These would include skilled personnel, consultants and vendors whose specialties are in production, sales, marketing, public relations and on-line media. The management team at Sub-Urban Brands will also concentrate on raising capital to complete the two announced acquisitions, work with current debt holders to convert all debt to common stock, management of all accounting practices as well as identifying future acquisitions in the marketplace.

Sub-Urban Brands, Inc will look to add to its financial staff as we continue to grow through acquisition. The primary focus of the organization for 2007 and going forward will be to grow revenues and earnings through acquisition of profitable high growth companies. The company will also seek to establish key licensing arrangements for our current brands and non core product categories of our intended acquisition. The Company expects to be raising capital on an ongoing basis to fund our acquisition and growth strategy.

ITEM 7 FINANCIAL STATEMENTS

The information required pursuant to this item is incorporated herein by reference to the financial statements beginning on page F-1.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Subsequent to the Company’s reverse merger n May 11, 2006, effective May 24, 2006 Sub-Urban Brands, Inc. (the “Company”) terminated Beckstead and Watts, LLP (“BW”) as the Company’s independent auditors. The reason for the replacement of BW was that, following the merger, the current independent registered public accountants of the Company is the firm of PMB Helin Donovan, LLP. We believe that it is in our best interest to have PMB Helin Donovan, LLP continue to work with our business, and we therefore retained PMB Helin Donovan, LLP as our new independent registered public accounting firm effective as of May 24, 2006. The Board of Directors of the Company approved the termination of BW. BW’s report on the Company’s financial statements for the fiscal years ended December 31, 2005 and 2004 contained an explanatory paragraph indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Other than such statement, no report of BW on the financial statements of the Company for either of the past two years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years and through May 23, 2006: (i) the Company had no disagreements with BW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BW, would have caused it to make reference to the subject matter of the disagreement in connection with its report; and (ii) BW did not advise the Company of any of the events requiring reporting in this Current Report on Form 8-K under Item 304(a)(1)(v) of Regulation S-B.

The Company provided BW with a copy of the foregoing disclosures. Attached as Exhibit 16 is a copy of BW’s letter, dated May 24, 2006, stating its agreement with such statements.

Prior to such engagement, the Company did not consult with the Auditor regarding either (i) the application of accounting principles to a specific, completed or proposed transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor advice was provided to the Company that the Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

ITEM 8A.     CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this annual report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B.     OTHER INFORMATION

None.

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

Dina Staheli, the Company’s Chief Executive Officer, Chief Financial Officer and sole director, resigned her positions with the Company effective upon May 11, 2006 in accordance with the terms of the Merger Agreement.

Effective as of May 11, 2006, in accordance with the terms of the Agreement, new principal officers and directors of the Company were appointed. The Company’s principal officers and directors at December 31, 2006 are listed below:

Name	Age	Position
Joseph Shortal	43	Chief Executive Officer and Director
Mark Jacobs	37	Secretary, Treasurer, VP of Marketing
Jack Mott	52	Chief Financial Officer, Chief Operating Officer, Director
Kenard Gibbs	42	Director
David Howitt	38	Director

Effective August 17, 2006, the Company announced the resignation of Mr. John Koufis as Director of the Company.

Effective October 5, 2006, the Company announced the resignation of Meredith Feldman as President of the Company. Joe Shortal, Chief Executive Officer of the Company, assumed the duties of President. There was no disagreement or dispute between Ms. Feldman and the Company which led to her resignation.

Executive Officers.

Joe Shortal —Director, President, CEO of the Company and Co-Founder of Sub-Urban.  Mr. Shortal is one of our founders, and has been our Chief Executive Officer and Chairman of our Board of Directors from 2003 to the present.  From 2000 to 2003, Mr. Shortal was a Vice President for CIGNA Corporation and also managed CIGNA’s National Account division representing over $600 million in new business, annually. Mr. Shortal was responsible for sales, marketing, account management and product development for corporations with 10,000+ employees. Mr. Shortal was also the top salesman for CIGNA Group Insurance in 5 consecutive years prior to his management role.  In addition, Mr. Shortal was co-founder of a not-for profit organization called YoungMusician.com.  Mr. Shortal earned his Bachelor of Science in Mathematics and Mass Communications from Southern University of Illinois in 1987.

Jack Mott CPA, MBA— Director, CFO and COO.   Mr. Mott joined us in October 2005.  Mr. Mott is an experienced Chief Financial Officer, Operations Vice President, Business Development Vice President, Corporate Secretary, and Certified Public Accountant, with hands-on start-up financial and operations experience.  Mr. Mott served as Chief Financial Officer, and Vice-President of Operations & Administration of TransDimension, Inc. from January 2001, through February 2004, then as a consultant to Transdimension through its acquisition by Oxford Semiconductor in September 2005.  Previously, Mr. Mott served SoftBook Press, Inc. in various roles including Vice-President Finance, Operations and Business Development. SoftBook was a successful Silicon Valley start-up sold in 4 years to a NASDAQ company. Mr. Mott also worked in management, finance, manufacturing, marketing and sales with Levi Strauss, Arthur Andersen and Xerox Corporation.  He has extensive consulting experience with larger companies.  Mr. Mott also spent four years of his early career with a major department store chain in retail sales, promotions and finance.  Mr. Mott earned his Bachelor of Science degree in Accounting and Economics from Loyola University, Los Angeles, in 1975, and his Masters in Business Administration from Loyola Marymount University, California, in 1981.  Mr. Mott has been a Certified Public Accountant in California since 1977.

Mark Jacobs — VP of Marketing/Secretary/Treasurer.  Mark Jacobs is one of our original founding members and has served as our Vice President of Marketing, Secretary and Treasurer since 2003. For eight years prior to joining us, Mr. Jacobs ran the Santa Monica based advertising & design agency, Jakes Design, working with established firms and start-ups to establish identity, marketing direction, advertising campaigns and collateral for both traditional and online applications.  Mr. Jacobs earned his Bachelor of Arts degree from the University of Missouri in 1992.

Board of Directors

Kenard Gibbs - As the former VIBE President, where he was been employed since 1993, Kenard Gibbs oversaw all aspects of VIBE Magazine, the nation’s leading resource in urban music and culture, and its numerous brand extensions. He directed all strategic positioning and business development at VIBE as well as managed the advertising, event marketing, and public relations departments. During his tenure, Mr. Gibbs spearheaded the launch of VIXEN, been an executive producer for the VIBE Awards and launched VIBE ON DEMAND, VIBE branded CDs and DVDs, VIBE ON FILM, The URBANWORLD VIBE FILM FESTIVAL, and VTV — VIBE ONLINE TELEVISION, among others. He previously served as an agency principal at TMP Worldwide, an executive-search firm based in Chicago, where he was responsible for recruiting executive officers for companies in the Internet, entertainment, and technology industries. Mr. Gibbs experience also includes acting as a client service executive at Leo Burnett Company, where he was involved in the development of advertising campaigns and retail advertising strategies for brands such as Marlboro, Miller Beer, and Sealy Posturepedic.  Gibbs holds a Masters degree in Marketing and Finance from Northwestern University’s Kellogg Graduate School of Management and a B.A. in Political Economy from Williams College.

David Howitt — Mr. Howitt is the CEO and President of The Meriwether Group, Inc. and Meriwether Capital Partners, LLC - firms that specialize in strategic business acceleration and venture funding for dynamic and disruptive brands and companies.  Prior to founding The Meriwether Group, Mr. Howitt was the Director of Licensing and Business Development for Adidas America, Inc., where he oversaw a $300 million dollar business unit that produced, marketed and sold a diverse line of athletic apparel and accessories.    He also served for several years as Corporate Counsel for Adidas.  Prior to joining Adidas, Mr. Howitt was an attorney in private practice with the law firm of Schwabe, Williamson and Wyatt.  David earned a BA from Denison University and a JD from the Lewis & Clark Northwestern School of Law.  Mr. Howitt currently serves on the Board of Directors for Halo Technologies, Inc. a reporting company.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

      1.     any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

      2.     any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

      3.     being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

      4.     being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors does not have a separate audit committee. The functions of the audit committee are currently performed by our Chief Financial Officer, with assistance by expert independent accounting personnel, as deemed necessary on occasion, with oversight by the entire board of directors. We are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee; however, we may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

Our Board of Directors consists of four members, two of whom are employees of the Company, and none of whom are “independent” as described in item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We are not currently subject to any law, rule or regulation requiring that any members of our Board of Directors be independent.

The Board has determined that its Chief Financial Officer and Board member, Mr. Jack Mott, qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B. Mr. Mott, a licensed CPA in the state of California, has served as and supervised senior finance and accounting positions and auditors at various companies and public accounting firms. Mr. Mott is not “independent” as specified in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We are not currently subject to any law, rule or regulation requiring that our “audit committee financial expert” be independent; however, the Company is considering appointing an “independent” qualified financial expert to its Board of Directors.

We believe that the members of our Board of Directors (which includes our Chief Financial Officer) are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have securities registered under Section 12 of the Exchange Act and, accordingly, our directors, officers and affiliates are not required to file reports under Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics which applies to all our officers, directors and employees. A copy of our code of business conduct and ethics will be provided to any person without charge, upon written request sent to the Company’s corporate office located at 8723 Bellanca Avenue, Building A, Los Angeles, CA 90045, attention “Investor Relations”.

The Board of Directors and management are currently reviewing the Company’s code of business conduct and ethics in connection with an overall review of the Company’s corporate governance and other policies in light of Section 406 of the Sarbanes-Oxley Act. The Company will timely disclose any amendments to or waivers of certain provisions of our code of business conduct and ethics as required by the Securities Exchange Act and the rules and regulations of the SEC.

ITEM 10.      EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation, for the last fiscal year, awarded to, earned by or paid to:

(a)	our chief executive officer;

(b)	our executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total compensation exceeded $100,000; or

(c)
any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name	Position	Year	Salary ($)	Option Awards ($)	All Other Compensation	Total ($)
Joseph Shortal	Chief Executive Officer and Director	2006 2005	$150,000 $148,295			$150,000 $148,295
Meredith Feldman (b)	President	2006 2005	$115,788 $84,230	– 405,506		$115,788
Jack Mott (a)	Chief Financial Officer, Chief Operating Officer, Director	2006 2005	$93,750 $0	466,683 493,060	$56,250a 28,125	$616,683 $521,185

(a)
Jack Mott was paid as a financial consultant from 1/1/2006 until 5/11/2006 and at that point he became an employee of the Company with the titles of CFO and COO, and was elected to the board of directors of the Company.

(b)	Employed on June 21, 2005. Resigned effective October 5, 2006.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards

Name	# of Securities Underlying Exercisable Earned Options	# of Securities Underlying Un-Exercisable Earned Options	# of Securities Underlying Unearned Options	Option Exercise Price	Option Expiration Date
Jack Mott	3,511,816		2,625,238	.25 - .64	10/2015 - 9/2016
David Howitt	120,822		179,178.25		5/2016
Kenard Gibbs	120,822		179,178.25		5/2016

Director Compensation Table

Name	Position	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation	Total ($)
David Howitt	Director	2006	$3,750	37,406	$5,000	46,156
Kenard Gibbs	Director	2006	$3,750	37,406		41,156
John Koufis (a)	Director	2006	$1,250	26,974		28,224
Joe Shortal	Chief Executive Officer, President and Director	2006	(c)
Jack Mott (b)	Chief Financial Officer, Chief Operating Officer and Director	2006	(c)

(a) Resigned as a director on 8/17/2006
(b) Consulting services commenced on October 21, 2005
(c) See above for compensation information

The options were granted under the Company’s equity inventive plan adopted on June 23, 2003. The shares vest over a 24 month period. Options for Meredith Feldman had an initial vesting of 500,000 options with the balance vested over 24 months. Options for Jack Mott for the 2005 grant had an initial vesting of 600,000 shares, with the balance vesting over 24 months. Mr. Mott’s options are subject to a 6% anti-dilution adjustment.

Employment Contract

Joe Shortal has an employment agreement with the Company dated June 27, 2003. The contract was for a 3 year terms, and then automatically renews. The contract specifies that Mr. Shortal’s compensation shall be no less than the base compensation of any other senior executive in the Company.

Director Compensation

Each independent director, who is not an employee or officer of the Corporation, will receive an annual director’s fee of $5,000, paid quarterly, plus 300,000 options for the purchase of our Common Stock at an exercise price of $0.25 per share, which vests monthly over a 24 month period. In addition, the Company will pay for all travel and entertainment expenses as it relates to the Company’s business.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of Common Stock of the Company beneficially owned at December 31, 2006 by (1) those persons or groups who beneficially own more than 5% of the Common Stock, (2) each executive officer and directors of the Company, and (3) all directors and executive officers of the Company as a group. The information below regarding directors of the Company reflects Dina Shaheli’s resignation from the Board of Directors and the new directors of the Company having been appointed as described under “Directors and Executive Officers.” For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. The following percentage information is calculated based on 50,096,338 shares of Common Stock that were issued and outstanding at December 31, 2006. Except as indicated below, the security holders listed below possess sole voting and investment power with respect to the shares beneficially owned by that person.

The address for each listed stockholders is c/o Sub-Urban Brands, Inc., 8723 Bellanca Avenue, Building A, Los Angeles, CA 90045.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Beneficial Ownership
Joe Shortal (a)	6,442,658	12.86
Jack Mott (a)	6,137,054	10.92
Mark Jacobs (b)	1,495,200	2.98
David Howitt (c)	300,000	0.6
Kenard Gibbs (c)	300,000	0.6
James Blondell	5,896,668	11.72
Vision Capital	15,102,213	23.32
Donald Wilson Trust	8,720,959	15.01
John Stamatis	4,217,283	8.18
Trilogy Capital	3,690,0000	6.86

All Directors and Officers as a group	14,674,912	25.82

(a) Director and Officer
(b) Officer
(c) Director

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In December 2006, the Company issued a subordinated promissory note in the aggregate principal amount of $15,000 to a member of the board of directors of the Company. The notes bears interest at a rate of 8%, plus a $5,000 bridge fee, all due on February 11, 2007. Accrued interest on this note at December 31, 2006 was $66.

ITEM 13.      EXHIBITS.

3.1 Certificate of Amendment to Articles of Incorporation For Nevada Profit Corporations — Increase in authorized shares, dated April 18, 2006
April 18, 2006. 8k filed May 15, 2006 (1)

3.2  Certificate of Amendment to Articles of Incorporation For Nevada Profit Corporations — name change to Sub-Urban Brands, Inc., dated April 27, 2006 April 27 2006. 8k filed May 15, 2006 (1)

4.1 Form of Warrant issued to Trilogy Capital Partners, Inc. [8K filed May 31, 2006] (Entry into a Material Definitive Agreement) (1)

4.2 Form of Promissory notes for convertible financing and warrants for Curtis Campbell on May 17, 2006 for $25,000, Southwest Marketing on May 23, 2006 for $50,000, and Jdabbco on May 23, 2006 for $220,000. [10QSB filed August 24, 2006] (1)

4.3 Form of Securities Purchase Agreement [8K filed August 10, 2006] (Entry into a Material Definitive Agreement) (1)

4.4 Form of Subordinated 10% Promissory Note [8K filed August 10, 2006] (Entry into a Material Definitive Agreement) (1)

4.5 Form of Warrant [8K filed August 10, 2006] (Entry into a Material Definitive Agreement) (1)

4.6 Lease by and between Sub-Urban Brands, Inc. and LBA Industrial Fund - GBK, Inc. [8K filed August 18, 2006](Entry into a Material Definitive Agreement) (1)

4.7 Form of Promissory notes for secured convertible financing and warrants for $750,000 for Vision Capital on April 18, 2006. [10QSB filed August 24, 2006] (1)

4.8 Form of Promissory notes for convertible financing and warrants for Vision Capital $100,000 on May 26, 2006, Vision Capital $50,000 on June 23, 2003 and Paragon $150,000 June 30, 2006, included in the $850,000 bridge financing completed August 9, 2006. (incorporated by reference to 8k dated May 26, 2006 and filed August 10, 2006) [10QSB filed August 24, 2006] (1)

4.9 Form of Warrant [8K filed September 9, 2006] (Entry into a Material Definitive Agreement) (1)

4.10 Form of Securities Purchase Agreement [8K filed September 9, 2006] (Entry into a Material Definitive Agreement) (1)

4.11 Form of Subordinated 10% Promissory Note [8K filed September 9, 2006] (Entry into a Material Definitive Agreement) (1)

4.12 Form of promissory notes for convertible financing and warrants for $550,000, July - August, 2006 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 10, 2006) [10QSB filed November 20, 2006] (1)

4.13 Form of promissory notes for non-convertible financing and warrants for $300,000, August - September 2006 (incorporated by reference Form 8-K filed with the Securities and Exchange Commission on September 29, 2006) [10QSB filed November 20, 2006] (1)

4.14 Form of Warrants for Deferred Financing on August 31, 2006 [10QSB filed November 20, 2006] (1)

4.15 Form of Promissory Note for $500,000 financing on November 8, 2006 [10QSB filed November 20, 2006] (1)

4.16 Form of Warrant for $500,000 financing on November 8, 2006 [10QSB filed November 20, 2006] (1)

4.17 Form of Securities Purchase Agreement and 10% Promissory Note for $250,000 and $125,000 [8K filed March 1, 2007] (Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant) (1)

4.18 Form of Promissory Note from The Apparel Agent, LLC. [8K filed March 1, 2007] (Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant) (1)

4.19 Form of Warrant Agreement for the purchase of common shares [8K filed March 1, 2007] (Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant) (1)

4.20 Form of Securities Purchase Agreement and 10% Promissory Note for $25,000 [8K filed April 3, 2007] (Entry into a Material Definitive Agreement) (1)

4.21 Form of Warrant Agreement for the purchase of common shares [8K filed April 3, 2007] (Entry into a Material Definitive Agreement) (1)

10.1 Agreement by and between Sub-Urban Brands, Inc., (formerly known as DP&D, Inc.), a Nevada corporation (“the Company”), Sub-Urban Industries, Inc., a California corporation (“Sub-Urban”), and the security holders of Sub-Urban, dated as of May 11, 2006. 8-K May 11, 2006. 8k filed May 15, 2006 (1)

10.2 Sub-Urban Industries, Inc. 2003 Equity Incentive Plan Key Features Summary June 25, 2003. 8k filed May 15, 2006 (1)

10.3 Sub-Urban Industries, Inc. Lease for premises at 2222 E. Washington Blvd. Los Angeles, CA July 15, 2003. 8k filed May 15, 2006 (1)

10.4 Employment Agreement between Sub-Urban Industries, Inc., Inc. and Joseph Shortal dated June 27, 2003. 8k filed May 15, 2006 (1)

10.5. Letter of Engagement between Trilogy Capital Partners, Inc. and Sub-Urban Brands, Inc. dated May 16, 2006. [8K filed May 31, 2006] (Entry into a Material Definitive Agreement) (1)

10.6 Agreement by and between Sub-Urban Brands, Inc. and Trilogy Capital Partners, Inc for investor relation services (incorporated by reference to 8k dated May 31, 2006) [10QSB filed August 24, 2006] (1)

10.7 Sub-Urban Brands, Inc. Lease for premises at 8723 Bellanca Ave. Los Angeles, CA August 21, 2006 (incorporated by reference to 8k dated August 18, 2006 and filed August 18, 2006) [10QSB filed August 24, 2006] (1)

10.8 Form of proposal and professional services agreement between Sub-Urban Brands, Inc. and Joseph Noel dated January 4, 2007. [8K filed January 5, 2007] (Unregistered Sales of Equity Securities) (1)

16.1 Letter of Beckstead and Watts LLP. [8K filed May 26, 2006] (Changes in Registrant’s Certifying Accountant) (1)

16.2 Letter regarding change in certifying accountant. [8K filed March 1, 2007] (1)

23.1 Consent of Pohl, McNabola, Berg & Co. LLP, Independent Registered Public Accountants . 8k filed May 15, 2006 (1)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

99.1 News release issued by the Registrant on reverse merger on May 16, 2006 8k filed May 18, 2006 (1)

99.2 News release issued by the Registrant on September 29, 2006. [8K filed October 3, 2006] (Other Events) (1)

(1) Incorporated by reference to the filing with the U.S. Securities and Exchange Commission.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

PMB was paid aggregate fees of approximately $31,940 for professional services rendered for the review of the Company’s report on Form 10-QSB for the six and nine months ended June 30 and September 30, 2006 and approximately $98,700 for professional services rendered for the audit of Sub-Urban Industries, Inc. annual financial statements for the years ended December 31, 2005, 2004 and 2003. PMB+HD was paid aggregate fees of approximately $25,000 for professional services rendered for the audit of Sub-Urban Brands, Inc. annual financial statements for the year ended December 31, 2006.

Audit-Related Fees

PMB and PMB+HD were not paid any additional fees for the fiscal years ended December 31, 2006 through 2003 for assurance and related services reasonably related to the performance of the audit or review of SUI’s and the Company’s financial statements.

Tax Fees

PMB and PMB+HD were not paid any aggregate fees for the fiscal years ended December 31, 2006 through 2003 for professional services rendered for tax compliance, tax advice and tax planning for SUI or the Company.

Other Fees

PMB and PMB+HD were paid no other fees for professional services during the fiscal years ended December 31, 2006 through 2003. The Company does not have an audit committee. Prior to engaging PMB and PMB+HD for the purpose of rendering audit services, the engagements were approved by SUI’s and the Company’s respective Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sub-Urban Brands, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

SUB-URBAN BRANDS, INC.

April 17, 2007	By:	/s/ Joseph Shortal
Joseph Shortal
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Joseph Shortal	Chief Executive Officer and Director	April 17, 2007
Joseph Shortal	(Principal Executive Officer)

/s/ Mark Jacobs	Secretary, Treasurer and VP of Marketing	April 17, 2007
Mark Jacobs

/s/ Jack Mott	Chief Financial Officer, Chief Operating Officer and Director	April 17, 2007
Jack Mott	(Principal Accounting and Financial Officer)

/s/ Kenard Gibbs	Director	April 17, 2007
Kenard Gibbs

/s/ David Howitt	Director	April 17, 2007
David Howitt

SUB-URBAN BRANDS, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

SUB-URBAN BRANDS, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

CONTENTS

Report of Independent Registered Public Accountants	1

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Operations	4

Consolidated Statements of Stockholders’ Deficit	5

Consolidated Statements of Cash Flows	6 - 7

Notes to Consolidated Financial Statements	8 - 30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sub-Urban Brands, Inc.
Los Angeles, California

We have audited the accompanying balance sheet of Sub-Urban Brands, Inc. as of December 31, 2006, and the statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sub-Urban Brands, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred a net loss of $5,529,877, used cash for operations of $2,883,397 for the year ended December 31, 2006, and has an accumulated deficit of $10,874,307 as of December 31, 2006 and has a working capital deficit of $4,183,494. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP
San Francisco, California
April 09, 2007

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006

December 31, 2006
Current Assets
Cash and cash equivalents	$18,992
Accounts receivable, net of allowance for doubtful accounts of $4,938	23,722
Inventory, net of inventory reserves of $167,461	49,851
Prepaid expenses and advances	26,759
Note Receivable	20,000

Total Current Assets	139,324

Property and Equipment (net of accumulated depreciation of $16,184)	22,593
Deposits	28,092

Total Assets	$190,009

(continued)

The accompanying notes are an integral part of these financial statements.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (CONTINUED)
AS OF DECEMBER 31, 2006

December 31, 2006
Current Liabilities
Accounts payable	$257,342
Advances on pledged receivables	14,845
Accrued salary and benefits	266,335
Accrued expenses	103,854
Accrued interest	272,206
Warrant liabilities	169,366
Convertible secured notes payable - net of unamortized debt discounts	582,042
Convertible unsecured notes payable - net of unamortized debt discounts	1,511,318
Convertible notes payable - conversion feature derivative liability	209,780
Notes payable	920,063
Notes payable - related party	15,667

Total Current Liabilities	4,322,818

Total Long Term Liabilities	-

Total Liabilities	4,322,818

Shareholders’ Deficit
Preferred stock, $0.001 par value, 10 million shares authorized; none issued or outstanding
Common stock, $0.001 par value (190 million shares authorized;
and 50,096,338 shares issued and outstanding)	50,096
Additional paid-in capital	6,691,402
Accumulated deficit	(10,874,307)

Total Shareholders’ Deficit	(4,132,809)

Total Liabilities and Shareholders’ Deficit	$190,009

The accompanying notes are an integral part of these financial statements.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Year ended December 31, 2006	Year ended December 31, 2005

Revenue	$136,305	$141,206
Cost of revenue	(109,891)	(103,554)
Gross profit	26,414	37,652

Operating Expenses
Selling expense	686,409	260,453
Product development	338,881	170,142
General and administrative expense	2,997,363	1,725,098
Total Operating Expenses	4,022,653	2,155,693

Loss from operations	(3,996,239)	(2,118,041)

Other Income (Expense)
Interest expense	(3,329,441)	(177,925)
Accretion of Series A Preferred Stock to redemption value premium	-	(270,850)
Gain on conversion of mandatorily redeemable preferred stock	406,275	-
Loan guarantee	(327,768)	-
Amortization of deferred financing fees	(290,194)	-
Gain due to change in warrant liability	1,226,413	-
Gain (loss) due to change in conversion feature liability	781,077	(74,309)
Total Other Income (Expense)	(1,533,638)	(523,084)
Provision for income taxes	-	-

Net loss	(5,529,877)	(2,641,125)

Series A Preferred Stock dividends	-	(48,717)

Net loss attributable to common stock shareholders	$(5,529,877)	$(2,689,842)

Loss per weighted average share of common
stock outstanding - basic and diluted	$(0.13)	$(0.10)

Weighted average shares outstanding - basic and diluted	41,945,261	26,144,732

Includes the following amounts related to share-based compensation expense for stock options and warrants:
General and administrative expense	$938,878	$607,635

Total	$938,878	$607,635

The accompanying notes are an integral part of these financial statements.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity

Balance at December 31, 2004	21,768,536	$21,769	$179,045	$(2,637,103)	$(2,436,289)
Preferred stock dividends				(48,717)	$(48,717)
Cancellation of common stock subscription receivable for collateral used to satisfy note obligation	1,800,000	1,800	114,200		$116,000
Issuance of common stock for services	2,279,068	2,279	180,485		$182,764
Issuance of common stock for debt acquisition from founders	1,965,896	1,966	339,496		$341,462
Expense recognized on stock options			516,064		$516,064
Issuance of stock options for services			8,068		$8,068
Issuance of warrants for debt acquisition			49,886		$49,886
Issuance of warrants for services			13,289		$13,289
Net loss for the year ended December 31, 2005				(2,641,125)	$(2,641,125)
Balance at December 31, 2005	27,813,500	$27,814	$1,400,533	$(5,326,945)	$(3,898,598)

Preferred stock dividends				(17,485)	$(17,485)
Issuance common stock for loan guarantee	1,000,000	1,000	249,000		$250,000
Adjustment for the amortization of forfeit stock options			(114,446)		$(114,446)
Expense recognized on stock options			649,780		$649,780
Issuance of warrants for debt acquisition			972,976		$972,976
Issuance of warrants for loan guarantee			77,768		$77,768
Issuance of warrants for services			104,151		$104,151
Issuance of warrants for loan extension			290,194		$290,194
Intrinsic value of beneficial conversion features			702,966		$702,966
Issuance of common shares for reverse merger	14,500,000	14,500	(14,500)		$-
Issuance of common stock for cashless exercise of stock options	76,389	76	(76)		$0
Conversion of notes payable to common stock	3,846,586	3,846	1,299,815		$1,303,661
Conversion of preferred stock to common stock	2,859,863	2,860	1,073,241		$1,076,101
Net loss for the year ended December 31, 2006				(5,529,877)	$(5,529,877)
Balance at December 31, 2006	50,096,338	$50,096	$6,691,402	$(10,874,307)	$(4,132,809)

The accompanying notes are an integral part of these financial statements.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Year ended December 31, 2006	Year ended December 31, 2006
Cash flows from operating activities:
Net loss	$(5,529,877)	$(2,641,125)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Depreciation and amortization	6,955	3,905
Provision for doubtful accounts	13,504	-
Provision for inventory markdowns	272,224	22,039
Preferred stock redemption accretion	(406,275)	270,850
Loss on notes payable conversion price	64,845	74,309
Amortization of discount and conversion features on notes payable	3,032,878	24,495
Option compensation expense	536,103	516,063
Issuance of notes payable for services	148,662	-
Issuance of options for services	-	8,068
Issuance of warrants for services	403,542	13,289
Issuance of warrants for loan extension	290,194	-
(Gain) loss on warrant liability	(1,226,413)	-
(Gain) loss on conversion features	(1,018,910)	-
Conversion of accrued interest to common stock	150,052	-
Adjustment for common stock issued as collateral	-	32,390
Beneficial warrant conversion adjustments	-	-
Issuance of common stock for services	-	182,764
Issuance of warrants and common stock for loan guarantee	327,768	-
Preferred stock beneficial conversion adjustments	172,988	-
Other non-cash items	90,203	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(29,471)	6,664
(Increase) decrease in inventory	(199,159)	14,638
(Increase) decrease in prepaid expenses and other current assets	(26,722)	413
(Increase) decrease in note receivable	(20,000)	-
(Increase) decrease in deposits	(21,142)	(1,600)
Increase in accounts payable	(39,299)	195,473
Increase in accrued salary and related benefits	98,363	135,181
Increase (decrease) in accrued expenses	(81,854)	114,466
Increase in accrued interest	107,444	113,120
Net cash used for operating activities	(2,883,397)	(914,598)

Cash flows from investing activities:
Purchase of property and equipment	(26,256)	-
Net cash used for investing activities	(26,256)	-

Cash flows from financing activities:
Proceeds from secured credit financing	72,639	11,680
Payments on secured credit financing	(57,794)	-
Proceeds from secured convertible notes payable	750,000	-
Proceeds from convertible notes payable	1,824,600	883,104
Payments on convertible notes payable	(477,800)	(76,390)
Proceeds from non-convertible notes payable	800,133	-
Principal payments on notes payable	-	-
Proceeds from notes payable to related party	15,000	122,264
Payments on notes payable to related party	-	(36,775)
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	2,926,778	903,883

Net increase (decrease) in cash and cash equivalents	17,125	(10,715)

Cash and cash equivalents, beginning of year	1,867	12,582

Cash and cash equivalents, end of year	$18,992	$1,867

(continued)

The accompanying notes are an integral part of these financial statements.

Year ended December 31, 2006	Year ended December 31, 2005
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$17,500-	$1,459
Taxes	$-	$-

Supplemental disclosures of non-cash transactions:

During the year ended December 31, 2006, the Company entered into the following non-cash transactions:

•	$1,076,101 for the conversion of 2,167,910 shares of preferred stock for 2,859,863 shares of its restricted common stock

•	$1,156,152 for the conversion of convertible notes payable plus accrued interest into 3,846,587 share of its restricted common stock

•	$250,000 for the issuance of 1,000,000 shares of its restricted common stock and $77,768 for 1,000,000 warrants for a loan guarantee

•	$290,194 for the issuance of 1,850,000 warrants for a loan extension

•	$495,114 for the issuance of 4,495,625 warrants for services

•	Issuance of 14,500,000 shares of common stock as a result of the reverse merger transaction

•	$148,662. for the issuance of a note promissory note to convert an accounts payable balance of the Company to a promissory note.

During the year ended December 31, 2005, the Company entered into the following non-cash transactions:

•	Issued 2,279,068 shares of its restricted common stock having a market value of $182,764 for consulting services;
•	Cancelled a subscription receivable for 1,800,000 shares of its common stock having a market value of $83,610;
•	Issued 1,965,896 shares of its common stock having a market value of $341,462 in lieu of payment of a note payable to founders.

The accompanying notes are an integral part of these financial statements.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
1. Significant Accounting Policies

Description of the Company

Formation and Business of the Company:

Sub-Urban Brands, Inc. (“SUB”) was incorporated in Nevada on March 1, 2001 under the name DP&D, Inc. (“DPD” ). On May 11, 2006, Sub-Urban Brands, Inc., (formerly known as "DP&D, Inc.”) acquired all the outstanding shares of Sub-Urban Industries, Inc. ("SUI"), pursuant to a share exchange agreement (the “Share Exchange Agreement”) in exchange for 31,673,363 restricted shares of its common stock in a reverse merger (the "Merger"). Pursuant to the Share Exchange Agreement, the shareholders of SUI immediately prior to the Merger received one share of DPD common stock for each share of Company common stock they held, or an aggregate of 31,673,363   shares of DPD common stock. These shares represented approximately 68.6% of the 46,173,363 shares of DPD common stock outstanding immediately following the Merger. The acquisition has been accounted for as a reverse merger (recapitalization) with SUI deemed to be the accounting acquirer. Accordingly, the historical financial statements presented herein are those of SUI, as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The retained earnings of the accounting acquirer have been carried forward after the acquisition and SUI's basis of its assets and liabilities were carried over in the recapitalization. Operations prior to the business combination are those of the accounting acquirer.

In these financial statements, references to the "Company" mean Sub-Urban Brands, Inc., and its wholly owned legal subsidiary SUI.

SUI, a privately-held California corporation, was incorporated March 24, 2003 to develop and promote several lifestyle apparel brands. The Company designs, sells and markets apparel (Shirts, Outerwear, Sweatshirts, T-shirts and Accessories) and pursues intellectual property to develop for the retail apparel and accessories market. The Company leads its product line with the Mash Culture Lab ™ and WHITEBOY ™ brands, marketed in the “urban”, “street” and “board” apparel markets. Inventory production is outsourced. The Company also pursues the acquisition of third party brands.

Merger of Sub-Urban Brands, Inc, and Sub-Urban Industries, Inc.:

SUI completed a reverse merger transaction on May 11, 2006 with DP&D, Inc., a Nevada corporation formed on March 1, 2001. As of May 11, 2006, the effective date of the merger, DPD had nominal assets and liabilities. Effective with the merger, the directors and management of SUI became the directors and management of DPD. SUI has been considered the acquirer in this transaction, frequently referred to as a “reverse merger” of a shell company, and accounted for as a recapitalization. Accordingly, no goodwill or other adjustment in basis of assets is recorded. The shares of the shell, the legal surviving entity, are treated as issued as of the date of the transaction, and the shares held by the controlling shareholders after the transaction, are treated as outstanding for the entirety of the reporting periods. DPD was formed as a full-service provider of consulting services for weddings, holy unions and anniversaries. It had not commenced business operations as of May 11, 2006, and had nominal assets or liabilities. Pursuant to the reorganization, the controlling shareholders of SUI became DPD’s controlling shareholders. On April 27, 2006, the Company changed its corporate name from DPD, Inc. to Sub-Urban Brands, Inc., and its trading symbol to SUUB.OB. SUI currently remains a wholly owned subsidiary of Sub-Urban Brands, Inc. The Company stock is quoted and traded on the NASDAQ OTC Bulletin Board.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

Basis of Consolidation

The consolidated financial statements include the accounts of Sub-Urban Brands, Inc., and its wholly owned subsidiary Sub-Urban Industries, Inc. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company evaluates its estimates on an on-going basis, including those related to provisions for doubtful accounts, reserve for chargebacks, inventories, valuation of stock, valuation of options, analysis of deferred taxes and provision for income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which do not secure any corporate obligations.

Fair Value of Financial Instruments

The Company’s financial instruments, none of which are held for trading, are cash and cash equivalents, accounts receivable, other receivables, accounts payable, and notes payable. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The recorded values of notes payable approximate their fair values, as the interest approximates market rates.

Accounts Receivable

The Company extends credit to customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s allowance for doubtful accounts was $4,938 at December 31, 2006. In September 2006, the Company obtained a new secured lending facility with a $200,000 limit from a financial institution, American Business Finance LLC (ABF). Under the terms of the agreement, the Company assigns most of its trade receivables, whereby ABF advances up to 80% of the assigned receivables, but retains full right of recourse to have the Company repurchase any receivables that remain unpaid 90 days from date of invoice. The Company’s borrowings are secured by the underlying assigned trade receivables, as well as by a general grant of security interest in the Company’s receivables, inventories, equipment, furniture, fixtures, intangibles and various other assets. Gross receivables transferred to the financial institution amounted to $90,798 in the year ending December 31, 2006. The receivables are subject to full recourse; therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Advance borrowings at December 31, 2006 amounted to $14,845.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
At December 31, 2006, there was $24,599 of receivables that were assigned and collateralized under this financing agreement.

Inventory

Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out method. The Company’s inventory consists of finished goods and work-in-process. Work-in-process and finished goods inventories were $20,030, and $197,282, respectively at December 31, 2006. The Company continually evaluates its inventories by assessing slow moving products. Market value of inventory is estimated based on historical sales, current demand, inventory levels and an evaluation of current market trends and economic conditions. The reserve for lower-of-cost-or-market adjustments was $167,461 at December 31, 2006.

Deferred Financing Costs

Costs relating to obtaining debt financing are capitalized and amortized over the term of the related debt using the effective interest method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Office equipment	3 to 5 years
Computer equipment and software	3 years

Long-Lived Assets

The Company accounts for impairment of its long-lived assets in accordance with Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS 144, long-lived assets held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. During the years ended December 31, 2006 and 2005, no impairment has been recorded.

Convertible Debt Financing and Derivative Liabilities

The Company has issued convertible debt securities with non-detachable conversion features and detachable warrants. The Company accounts for such securities in accordance with Emerging Issues Task Force Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04, 05-07, 05-08 and 06-06, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”). In accordance with SFAS 133, holder's conversion right provision, potential liquidated damages clause, and the reset option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments. The Company is currently evaluating the impact of FSP 00-19-2.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
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

In conjunction with the issuance of the Company’s senior and convertible debentures and the related warrants and registration rights, the Company adopted View A of EITF 05-04. Accordingly, the registration rights agreements, the warrants associated with the senior and convertible debentures, the debentures themselves, as well as certain features of the debentures were evaluated as if they are free standing financial instruments. This treatment resulted in classification of the warrants and certain features of the debentures as either liability or equity while the registration rights agreements and other features of the debentures were treated as combined embedded derivative liabilities. Derivative liability treatment requires adjusting the carrying value of the instrument to its fair value at each balance sheet date and recognizes any change since the prior balance sheet date as a component of other income or expense. The recorded value of such derivative liabilities can fluctuate significantly based on fluctuations of the market value of the underlying securities of the Company, as well as on the volatility of the Company’s stock price during the term used for observation and the term remaining for the underlying financial instruments. The debt features of the debentures and associated warrants previously classified as equity or liability are evaluated as a combined unit with the registration rights agreements. This combination will result in these instruments being treated as derivative liabilities requiring periodic re-evaluation of fair value with potentially significant fluctuation in fair value from period to period.

Mandatorily Redeemable Convertible Preferred Stock, Series A of SUI

SUI issued 2,167,910 shares of mandatorily redeemable Series A Convertible Preferred Stock in 2004, and it had an aggregate liquidation value of $812,552 plus a redemption premium of $812,552 due on July 1, 2007. The liquidation value, plus the redemption premium and accrued but unpaid dividends, was payable on July 1, 2007, the mandatory redemption date. In addition, each share of preferred stock was convertible, at any time, at the option of the holder into shares of the Company’s common stock. Initially, each preferred share was convertible at a conversion price of $0.375 per share of common stock, subject to adjustment in the event of certain dividends and distributions; a merger, consolidation, or sale of substantially all of the Company’s assets; liquidation or distribution; and certain other events. Pursuant to SFAS Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, mandatorily redeemable preferred stock is reported as a long-term liability.

On May 10, 2006, the holders of the preferred stock agreed to convert the preferred stock of $812,552, plus accrued dividends of $90,894, into 2,859,863 shares of common stock at a conversion adjusted price of approximately $0.3159 per share. The conversion of the preferred stock Series A prior to the mandatory redemption date resulted in a gain of $406,275 due to the waiver of the redemption premium.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
Capital Stock

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

Comprehensive Income (Loss)

Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity, which under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the years ended December 31, 2006 and 2005, comprehensive loss is equivalent to the Company’s reported net loss. Accordingly, a separate statement of comprehensive loss is not presented.

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

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
Advertising

The Company expenses advertising costs as incurred, consisting primarily of advertising at events, placement in multiple print and internet publications, along with design, production and printing costs of sales materials. Advertising expense for the years ended December 31, 2006 and 2005 amounted to $167,310 and $11,649, respectively.

Stock- Based Compensation

Equity Incentive Plan

The Company has an Equity Incentive Plan (“Plan”) under which officers, key employees, consultants, and non-employee directors may be granted options to purchase shares of the Company’s authorized but un-issued common stock. The maximum number of shares of the Company’s common stock available for issuance under the Plan at December 31, 2006 is 18,858,474 shares (see Note 10).

Prior to December 31, 2005, the Company had elected to follow Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) in accounting for its employee and non-employee stock options. Accordingly, the Company determined compensation costs based on the fair value at the grant date for its stock options using the Black-Scholes valuation method. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company’s options do not have the complete characteristics of traded options. The option valuation models do not necessarily provide a reliable measure of the fair value of its options (see Note 10). Effective January 1, 2006, the Company has adopted the fair value based method of accounting prescribed in FASB Statement of Financial Accounting Standards No. 123R Accounting for Share-Based Payment.

Share-based Compensation Expense

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options issued under the New Plan. The financial statements as of December 31, 2006 and for the year ended December 31, 2006, reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of minor differences between SFAS 123 and SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Consolidated Statements of Operations during the year ended December 31, 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line attribution method. Share-based compensation expense related to stock options was $535,336, before taxes on earnings for the years ended December 31, 2006. During the year ended December 31, 2005, share-based compensation expense related to stock options are recognized under the fair value method in accordance with SFAS 123. See Note 10 to the Consolidated Financial Statements for additional information.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
Upon adoption of SFAS 123(R), the Company elected to continue valuing the Company’s share-based payment awards granted after January 1, 2006 using the Black-Scholes option-pricing model, which the Company previously used for the recognition of compensation expense required under SFAS 123. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. The Company’s options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the stock price as well as the input of other subjective assumptions. These assumptions include, but are not limited to the expected term of stock options and expected stock price volatility over the term of the awards

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of option by our employees. Upon the adoption of SFAS 123(R), management determined the expected term of stock options using the simplified method as allowed under SAB 107. Prior to January 1, 2006, the Company determined the expected term of stock options based on the expected life of the option. Upon adoption of SFAS 123(R), The Company used average historical volatility of two publicly traded companies in the apparel business, measured over a period equal to the option expected terms in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107. Prior to January 1, 2006, the Company had also used historical stock price volatility in accordance with SFAS 123 for purposes of recognizing compensation expense. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s stock options and warrants. The dividend yield assumption is based on history and expectation of dividend payouts.

As share-based compensation expense recognized in the Consolidated Statements of Operations for the year ended December 31, 2006, is based on awards ultimately expected to vest, it should have been reduced for estimated forfeitures. However, based on the Company’s relatively short history, the Company does not have sufficient forfeitures history. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. If factors change and the Company will employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that the Company recorded under SFAS 123(R) may differ significantly from what was recorded in the current period. For the year ending December 31, 2006, the Company had forfeitures resulting in an expense adjustment of $114,447. At December 31, 2006 there is of total unrecognized compensation expense related to stock options granted under the plan of $492,743 This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.3 years.

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

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 will not have a material effect on its financial position, results of operations or cash flows.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
In June 2005, the EITF reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005.  EITF 05-6 did not have a material effect on the financial position or results of operations.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 provides guidance for the recognition, de-recognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Corporation will be required to adopt FIN 48 as of January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation is currently evaluating the impact of FIN 48 and has not yet determined the effect on its earnings or financial position

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial condition or results of operations.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
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

On September 29, 2006, the FASB issued SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity to recognize in its statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. An entity will be required to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise pursuant to FASB Statements No. 87, “Employers’ Accounting for Pensions” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  Furthermore, SFAS No. 158 requires that an entity use a plan measurement date that is the same as its fiscal year-end. An entity will be required to disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006. The requirement to change the measurement date to the year-end reporting date is for fiscal years ending after December 15, 2008. We do not anticipate this statement will have any impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company is currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

2. Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $5,529,877 and $2,641,125 for the years ended December 31, 2006 and 2005, respectively, and had negative operating cash flows of $2,883,397 and $914,598 for the respective periods. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
࿠	The Company is seeking investment capital through bridge financing and a private placement offering.

࿠	The Company is developing sales channels for commercialization of MASH CULTURE LAB ༬࿠and the WHITEBOY® འ࿠brand of products.

࿠
Announcement of two non-binding letters of intent for the acquisition of two companies, each with established brands and revenues. The acquisition of these two entities is dependent upon the Company obtaining a significant amount of new capital financing.

Management plans to obtain revenues from product sales, but as of December 31, 2006, there were no significant commitments for purchases of any of the WHITEBOY ࿠or the recently launched MASH CULTURE LAB products. In the absence of significant sales and profits, the Company seeks to raise additional funds to match its working capital requirements.

Historically, management has been able to raise additional capital. Subsequent to December 31, 2006, the Company obtained an additional $425,000 in capital. The proceeds were used for working capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In an effort to address the above issues, the Company is focused on revenue growth and raising additional capital. Although the Company believes that it will obtain the additional financing, there is no assurance that such financing will be available in the amount or on the terms necessary to sustain the Company’s operations.

Additionally, The Company markets specialty urban apparel brand of fashionable and contemporary apparel and accessory items designed for consumers with a young, active lifestyle. The Company’s success is largely dependent on its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand. The Company’s failure to anticipate, identify, or react to changes in fashion trends could adversely affect its results of operations.

3. Secured Line of Credit - Accounts Receivable

In September 2006, the Company obtained a new secured lending facility with a $200,000 limit from a financial institution, American Business Finance LLC (ABF). Under the terms of the new agreement, the Company assigns most of its trade receivables, whereby ABF advances up to 80% of the assigned receivables, but retains full right of recourse to have the Company repurchase any receivables that remain unpaid 90 days from date of invoice. The Company’s borrowings are secured by the underlying assigned trade receivables, as well as by a general grant of security interest in the Company’s receivables, inventories, equipment, furniture, fixtures, intangibles and various other assets. The receivables are subject to full recourse; therefore, the assignments do not qualify as sales under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). The Company had a similar arrangement with ABF from January through December 2005. Gross receivables transferred to the financial institution amounted to $90,798 and $11,680 in the years ending December 31, 2006 and 2005, respectively. Assigned receivables and advance borrowings at December 31, 2006 amounted to $24,599 and $14,845, respectively.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
4.  Basic and Diluted Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended
	December 31,
	2006	2005
Numerator
Net loss available to common shareholders	$(5,529,877)	$(2,689,842)

Denominator
Weighted average common shares outstanding Basic and diluted	41,945,261	26,144,732

Net loss per common share:
Basic and diluted	$(0.13)	$(0.10)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	December 31, 2006	December 31, 2005
Preferred Shares convertible to common stock (1)	-	2,805,407
Secured promissory notes convertible to common stock (2)	3,212,548	-
Promissory Notes convertible to common stock (3)	8,858,530	5,475,318
Options to purchase common stock	8,869,752	7,632,698
Warrants to purchase common stock	29,906,310	3,603,845
Potential equivalent shares excluded	50,847,140	19,517,268

(1) Converted to common stock in 2006
(2) Consists of secured convertible promissory notes issued in 2006 with a principal and accrued interest balance of $803,137.
(3) For the year ended December 31, 2006, consists of notes issued in 2004 with a principal and accrued interest balance of $119,375 convertible into 364,053 shares of common stock; notes issued in 2005 with a principal and accrued interest balance of $194,531 convertible into 770,013 shares of common stock; and notes issued in 2006 with a principal and accrued interest balance of $1,931,116 convertible into 7,724,464 shares of common stock. For the year ended December 31, 2005, consists of notes issued in 2004 with a principal and accrued interest balance of $995,244 convertible into 3,035,149 shares of common stock, and notes issued in 2005 with a principal and accrued interest balance of $618,352 convertible into 2,440,169 shares of common stock.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
5. Property and Equipment

At December 31, 2006 property and equipment consisted of the following:

December 31, 2006

Computers and other equipment	$27,449
Furniture and fixtures	2,379
Machinery & equipment	8,949

Total property and equipment	38,777
Less: accumulated depreciation	(16,184)

Property and equipment, net	$22,593

Depreciation expense for the years ended December 31, 2006 and 2005, was $6,955 and $3,904, respectively, and is included as a component of general and administrative expenses in the accompanying financial statements.

6. Notes Payable

Details of Debentures

Debt consists of the following at December 31, 2006:

2006
Convertible secured notes payable	$750,000
Discount on convertible secured notes payable	(167,958)
Sub-total	582,042

Convertible unsecured notes payable	2,073,800
Conversion price liability	6,492
Discount on convertible unsecured notes payable	(568,974)
Sub-total	1,511,318

Conversion features derivative liability	209,780

Non-convertible notes payable	1,145,056
Non-convertible note discounts and premiums	(224,993)
Sub-total	920,063

Non-convertible notes payable - related party	20,000
Non-convertible notes premium - related party	(4,333)
Sub-total	15,667

Total debt	$3,238,870
Less: current portion	(3,238,870)
Long-term debt, less current portion	$-

Convertible Notes Payable

Schedule of Changes in Convertible Notes Payable during the year ended December 31, 2006:

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

	Convertible Notes Payable - Secured	Convertible Notes Payable	Total convertible Notes Payable
Balance at December 31, 2005	$0	$1,733,100	$1,733,100
New financing arrangements	750,000	1,824,600	2,574,600
Note conversions to common stock	0	(1,006,100)	(1,006,100)
Note principal repayments	0	(477,800)	(477,800)
Principal Balance at December 31, 2006	$750,000	$2,073,800	$2,823,800

New Note Issuances during the year ended December 31, 2006:

Convertible Debt Issued with Stock Purchase Warrants - Fair Value of Warrants Recorded as a Liability

In May and June 2006, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $300,000 (the Notes) and detachable warrants to purchase the Company's common stock (the Warrants) to qualified buyers and accredited investors. The Notes bear interest at a rate of 10%, subject to repayment at the earlier of one year or the Company’s consummation of a financing of not less than $4,000,000, and are convertible into 1,200,000 shares of the Company's common stock at a conversion price of $0.25 per share. The holders of the Notes and Warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the Notes or the exercise of the Warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the initial fair value of the Warrants was recorded as an accrued warrant liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. The conversion feature represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes, the debt features had an estimated initial fair value of $395,751 (, which was recorded as a derivative liability on the consolidated balance sheet.

The associated Warrants are exercisable for 1,200,000 shares of common stock at an exercise price of $0.25 per share. The Warrants, which expire three years after issuance, were assigned a fair value of $335,712, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes valuation model: a term of three years, risk-free rate of 4.99 to 5.24%, volatility of 43.85%, and dividend yield of zero. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the conversion features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The discounts on the Notes for the beneficial conversion feature and the Warrants are being amortized to interest expense, using the effective interest method, over the term of the Notes. Total interest expense recognized relating to the beneficial conversion feature and the Warrants discount was $592,191 during the year ended December 31, 2006.

In the three month period ending September 30, 2006, the Company issued additional unsecured convertible promissory notes in the aggregate principal amount of $550,000 (the Notes) and warrants to purchase the Company's common stock (the Warrants) to qualified buyers and accredited investors. The Notes bear interest at a rate of 10%, subject to repayment at the earlier of one year or the Company’s consummation of a financing of not less than $4,000,000, and are convertible into 2,200,000 shares of the Company's common stock at a conversion price of $0.25 per share. The holders of the Notes and Warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the Notes or the exercise of the Warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the initial fair value of the Warrants was recorded as an accrued warrant liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. The conversion feature represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes, the debt features had an estimated initial fair value of $832,959, which was recorded as a derivative liability on the consolidated balance sheet.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The associated Warrants are exercisable for 2,200,000 shares of common stock at an exercise price of $0.25 per share. The Warrants, which expire three years after issuance, were assigned an initial fair value of $669,238, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes valuation model: a term of three years, risk-free rate of 4.94% to 5.15%, volatility of 45.46%, and dividend yield of zero. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the conversion features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The discounts on the Notes for the beneficial conversion feature and the Warrants are being amortized to interest expense, using the effective interest method, over the term of the Notes. Total interest expense recognized relating to the beneficial conversion feature and the Warrants discount was 1,194,403 during the year ended December 31, 2006.

At December 31, 2006, the above issuances of warrants in May, June were marked to market with a net total decrease in the warrant liability and a non-cash gain of $991,343 for the year ended December 31, 2006. Fees for this financing included a cash fee of $70,000 and the issuance of 3 year warrants to purchase 280,000 shares of the Company’s common stock at an exercise price of $0.40 per share, plus legal and administrative fees related to this financing of approximately $7,500. The Company used the cash proceeds for working capital needs.

The recorded value of the debt features related to the above Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants. These significant fluctuations can create significant income and expense items on the financial statements of the Company.

Convertible Debt Issued with Stock Purchase Warrants (Fair Value of Warrants Recorded as Additional Paid-in-capital)

During the year ended December 31, 2006, the Company issued $1,574,600 of new convertible securities in private placements to qualified buyers and accredited investors, with investment units consisting of notes and warrants. The fair value of the warrants at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the Notes. The discount on the Notes is being amortized to interest expense over the term of the Notes. These convertible securities are summarized in “a” to “f” below.

a) In January 2006, an unsecured convertible note financing arrangement in the amount of $25,000, convertible at $0.25 per share, with interest at 10% per annum, due in April 2006, and in connection with this financing issued a 1 year warrant for the purchase of 50,000 shares at a price of $0.25. The note plus accrued interest was repaid in February 2006.

b) In January 2006, an unsecured convertible note financing arrangement in the amount of $3,600, convertible at $0.25 per share, with interest at 10% per annum, due in January 2007, and in connection with this financing issued a 3 year warrant for the purchase of 14,000 shares at a price of $0.25. The note plus accrued interest was converted in October 2006.

c) In February 2006, an unsecured convertible note financing arrangement in the amount of $1,000, convertible at $0.25 per share, with interest at 10% per annum, due in August 2006, and in connection with this financing issued a 3 year warrant for the purchase of 4,000 shares at a price of $0.25. The note plus accrued interest was converted in May 2006.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

d) In February 2006, an unsecured convertible note financing arrangement in the amount of $500,000, convertible at $0.25 per share, with interest at 10% per annum due in August 2006, and in connection with this financing, issued a i) 2 year warrant for the purchase of 2,000,000 shares at a price of $0.25, ii) in April 2006 a 2 year warrant for the purchase of 2,000,000 shares at a price of $0.25, iii) in connection with this financing, as compensation for a third party’s guarantee, issued 1,000,000 shares of common stock, and a 2 year warrant for the purchase of 1,000,000 shares of common stock at an exercise price of $0.25 per share.

e) In April 2006, a financing arrangement with a secured convertible note, secured by substantially all the assets of the Company, in the amount of $750,000, convertible at $0.25 per share, with interest at 10% per annum, due in April 2007, and in connection with this financing issued i) a 3 year warrant for the purchase of 3,000,000 shares at a price of $0.25 ii) a 9 month unit purchase warrant consisting of a right to purchase 3,000,000 shares of Sub-Urban common stock at a price of $0.25 per share by January 18, 2007, plus a 3 year warrant for the purchase of 1,500,000 shares of common stock at an exercise price of $0.50 per share.

f) In May 2006, an unsecured convertible note financing arrangement in the amount of $295,000, convertible at $0.25 per share, with interest at 10% per annum, due in May 2007, and in connection with this financing issued i) a 3 year warrant for the purchase of 1,180,000 shares at a price of $0.25 ii) a 9 month unit purchase warrant consisting of a right to purchase 1,180,000 shares of Sub-Urban common stock at a price of $0.25 per share by February, 2007, plus a 3 year warrant for the purchase of 590,000 shares of common stock at an exercise price of $0.50 per share.

Other Convertible Debt

During the year ended December 31, 2006, the Company also issued the following unsecured promissory notes in private placements to qualified buyers and accredited investors.

a) In January 2006, an unsecured convertible note financing arrangement in the amount of $50,000, convertible at $0.25 per share, with interest at 10% per annum, due in January 2007. The note plus accrued interest was repaid in April 2006.

b) In February 2006, an unsecured convertible note financing arrangement in the amount of $100,000, convertible at $0.25 per share, with interest at 10% per annum, due in February 2007. The note plus accrued interest was repaid in April 2006.

 Convertible Notes Payable at December 31, 2006 Issued Prior to January 1, 2006

In 2004, the Company issued a series of convertible promissory notes payable with varying interest stated rates from 0% to 18% per annum. An 8% per annum interest rate was imputed for any notes having a stated interest rate below market interest rates. As of December 31, 2006, an aggregate principal value of $100,000 of these notes remain outstanding. The holders have the right to convert, at the option of the holder, on or prior to the fifth day prior to the Mandatory Redemption Date (July 1, 2007), into such number of fully paid non-assessable shares by dividing the now split-adjusted Original Series A Issue Price ($0.3745) by the Conversion Price. The Conversion Price shall be the split-adjusted Original Series A Issue Price of $0.3745.

However, if the Company issues additional stock (“Additional Stock”), after the date upon which any these notes were first issued, for a price less than the Conversion Price, the Conversion Price shall be as adjusted prior to each such issuance. This adjustment shall be the Conversion Price multiplied by a fraction where the:

࿠
Numerator shall be the number of shares of Common Stock outstanding immediately prior to such issuance (subject to certain adjustments for warrants, options and convertible securities), plus the number of shares of Common Stock that the aggregate consideration received by the Company for the Additional Stock would purchase at the Conversion Price, and;

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
࿠
Denominator shall be the number of shares of Common Stock outstanding immediately prior to such issuance (subject to certain adjustments for warrants, options and convertible securities), plus the number of shares of such Additional Stock.

For the year ended December 31, 2006, the company recorded a loss of $64,845 pertaining to conversion price adjustments on these notes, with a remaining conversion liability of $6,492 at December 31, 2006. Accrued interest on these notes at December 31, 2006 was $19,375.

As of December 31, 2006, $323,500 of the convertible notes have rights where the holder of such notes may convert all or a portion of the unpaid principal plus unpaid accrued interest into shares of the Company’s common stock at $0.250 per share. The maturity dates of these notes were all due within 12 months of the note date. Accrued interest on these notes at December 31, 2006 is $49,876.

As of December 31, 2006, $5,300 of the convertible notes have rights where the holder of such notes may convert all or a portion of the unpaid principal plus unpaid accrued interest into shares of the Company’s common stock at $0.3750 per share. The maturity dates of these notes were all due within 12 months of the note date. Accrued interest on these notes at December 31, 2006 is $784.

Non-Convertible Notes Payable

At December 31, 2006 the Company had notes payable to a commercial finance company from 2004, in the amount of amount of $46,394, plus accrued interest of $8,750 plus three notes payable from investors in 2004 and 2005 that were not convertible notes with a principal balance of $105,000. The total accrued interest on these notes at December 31, 2006 was $40,914. These notes are current liabilities.

In the 3 month period ending September 30, 2006, the Company issued unsecured promissory notes in the aggregate principal amount of $300,000 (the Notes) and warrants to purchase the Company's common stock (the Warrants) to qualified buyers and accredited investors. The Notes bear interest at a rate of 10%, plus a 15% bridge fee, all due on January 2, 2007. Accrued interest on these notes at December 31, 2006 was $9,809. The associated Warrants are exercisable for 375,000 shares of common stock at an exercise price of $0.40 per share. The Warrants, which expire three years after issuance, were assigned a value of $43,787, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes valuation model: a term of three years, risk-free rate of 4.73% to 4.82%, volatility of 45.46%, and dividend yield of zero. Fees for this financing included a cash fee of $12,500 and the issuance of 3 year warrants to purchase 15,625 shares of the Company’s common stock at an exercise price of $0.40 per share, plus legal and administrative fees related to this financing of approximately $5,000. The Company used the cash proceeds for working capital needs.

In November 2006, the Company issued a subordinated promissory note with an accredited investor in the amount of $500,000, with interest payable at 8%, with a maturity date of August 6, 2007. In connection with this transaction, the Company also issued 3 year warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The Warrants, which expire three years after issuance, were assigned a value of $309,926, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes valuation model: a term of three years, risk-free rate of 4.63%, volatility of 49.79%, and dividend yield of zero. The Company used the cash proceeds for working capital needs. The securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.   The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

In December 2006, the Company issued a promissory note in the aggregate principal amount of $148,662 with interest payable at 10% per annum due and payable 30 after the Company completes one or more financings for an aggregate amount of $2,000,000 or more. The note was issued to convert an accounts payable balance of the Company to a promissory note.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
Events of Default
The Company had certain notes which had events of default, however the holders of these notes have not exercised their rights under these provisions.

Related Party Notes Payable

In December 2006, the Company issued a subordinated promissory note in the aggregate principal amount of $15,000 to a member of the board of directors of the Company. The notes bears interest at a rate of 8%, plus a $5,000 bridge fee, all due on February 11, 2007. Accrued interest on this note at December 31, 2006 was $66.

Loan Guarantee

In February 2006, the Company reached an agreement whereby two third parties personally guaranteed a convertible note payable to an investor amounting to approximately $500,000 and bearing interest at 10% per annum. In exchange for the guaranty, the Company issued 1,000,000 shares of common stock and warrants to purchase 2 million shares of common stock at an exercise price of $0.25 to these two parties. The fair value of the Company’s stock on February 22, 2006, the date the stock was issued, was $0.25 per share and the estimated fair value of the warrants was $77,766, calculated using the Black-Scholes model. The aggregate fair value of the stock and warrants issued for this guarantee amounted to $327,767 and has been capitalized as a loan guarantee. The fee was amortized to interest expense as the related note payable is paid down. As of September 30, 2006, the loan guarantee amount was completely amortized and the Company recognized interest expense of $327,767 in the year ended December 31, 2006.

Deferred Financing Fees

In August 2006, the Company reached an agreement whereby the Company and the holder of a $500,000 convertible note payable extended the maturity date of the note payable. In exchange for the deferred financing arrangement, the Company issued warrants to purchase 1,850,000 shares of common stock at an exercise price of $0.50. The estimated fair value of the warrants was $290,194, calculated using the Black-Scholes model and has been capitalized as a deferred financing arrangement. The fee is being amortized to interest expense as the related note payable is paid down. As of December 31, 2006, the Company recognized deferred financing expense of $290,194 for the year ended December 31, 2006, related to the amortization of the deferred financing.

7. Common Stock

Transactions during 2006

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

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

On May 11, 2006, in connection with the merger of Sub-Urban Brands, Inc (legal acquirer) and Sub-Urban Industries, Inc. (accounting acquirer), the legal acquirer had 14,500,000 shares issued and outstanding, and issued exchanged 31,673,363 of its common stock for the common stock of the accounting acquirer.

In December 2006, a former officer of the Company exercised options in a cashless exercise resulting in the issuance of 76,389 shares of the Company’s common stock. The options were exercised at a price of $0.25 per share, and the price of the Company’s stock was $0.27 per share at the time of exercise.

Note Conversions to Common Stock during the year ended December 31, 2006

In May and June 2006, convertible note holders converted $910,931, consisting of $796,100 of principal, and $114,831 of accrued interest into 3,012,325 shares of common stock. $764,685 of principal and accrued interest converted at an adjusted price of approximately $0.31503, and $146,246 of principal and accrued interest converted at $0.25. In the 3 month period ending September 30, 2006, convertible note holders converted $54,935, consisting of $48,000 of principal, and $6,935 of accrued interest into 219,740 shares of common stock converted at $0.25. In the 3 month period ending December 31, 2006, convertible note holders converted $12,713, consisting of $12,000 of principal, and $713 of accrued interest into 50,851 shares of common stock converted at $0.25; and converted $177,573, consisting of $150,000 of principal, and $27,573 of accrued interest into 563,671 shares of common stock converted at $0.31503.

Transactions during 2005

In 2005, the Company issued 2,279,068 shares of its restricted common stock having a market value of $182,764 to various consultants in lieu of cash compensation for services rendered.

In 2005, the Company cancelled a common stock subscription receivable for collateral used to satisfy a note obligation for 1,800,000 shares of common stock with a market value of $83,610.

In 2005, the Company issued 1,965,896 shares of common stock with a market value of $341,462 to satisfy a note payable to founders.

8.  Warrants

As of December 31, 2006 and 2005, the Company has 29,362,667 and 2,660,203 warrants to purchase shares of common stock respectively outstanding. Such issuances were accounted for under Financial Accounting Standards Board Statement No. 123 using the Black-Scholes option-pricing model (with the same assumptions as those used for the options, see Note 10).

There were no warrants exercised during the years ended December 31, 2006 and 2005.
Changes in the status of warrants, prior to any conversion price adjustments or warrant quantity adjustments are summarized below for the years ended December 31, 2006 and 2005:

	Year ended December 31, 2006		Year ended December 31, 2005
	Warrants	Weighted Average Price	Warrants	Weighted Average Price
Outstanding at beginning of period	2,660,203	$0.320	943,643	$0.355
Granted	28,189,025	0.297	1,716,560	0.300
Cancelled or expired	1,486,561.323		—	—
Exercised	—	—	—	—
Outstanding at end of period	29,362,667	$0.299	2,660,203	$0.320
Exercisable at the end of the period	29,362,667	$0.299	2,660,203	$0.320
Price range of warrants	$0.10 - 0.500	$0.299	$0.250 - 0.375	$0.320

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
Transactions during the year ended December 31, 2006

During the year ended December 31, 2006, the Company issued warrants convertible into 4,495,625 shares of its common stock to various consultants. The exercise price of the warrants ranged from $0.10 to $0.25 per share. The Company recognized non-cash expense of $495,114 related to these grants. The expense was determined based on the Black-Scholes option value method. The warrants were granted in lieu of cash compensation for services rendered. Warrants for 3,600,000 of these shares were issued in May 2006, which required the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon the exercise of the warrants no later than November 16, 2006. In November 2006 the warrant holder agreed to change the date of its demand registration rights as set forth in such warrant from “No later than November 16, 2006” to “Within the same time period as any investor in a proposed financing of the Company”. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's own stock, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the initial fair value of the Warrants of $315,827 was recorded as an accrued warrant liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. For the year ended December 31, 2006, the above issuances of were marked to market with a net total decrease in the warrant liability and a non-cash gain of $235,070.

Warrants for 200,000 of these shares were issued in the period May 2006 through August 2006, which required the Company to use its best efforts to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon the exercise of the warrants no later than November 15, 2006.
Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's own stock, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the initial fair value of the Warrants of $75,136was recorded as an accrued warrant liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. For the year ended December 31, 2006, the above issuances of were marked to market with a net total decrease in the warrant liability and a non-cash gain of $68,211

During the year ended December 31, 2006, the Company issued warrants convertible into 20,843,400 shares of its common stock in connection with the issuance of debt. The exercise price of these warrants was $0.25 - $0.50 per share. The value of these warrants were $2,637,102 on the date of grant. The value was determined based on the Black-Scholes option value method. Warrants for 7,000,000 of these shares were issued in the period May 2006 through August 2006, which required the Company to use its best efforts to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon the exercise of the warrants no later than November 15, 2006. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's own stock, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the initial fair value of the Warrants of $1,004,950 was recorded as an accrued warrant liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. For the year ended December 31, 2006, the above issuances of were marked to market with a net total decrease in the warrant liability and a non-cash gain of $923,266.

During the year ended December 31, 2006, the Company issued warrants convertible into 1,000,000 shares of its common stock in connection with a loan guarantee. The exercise price of these warrants was $0.25 per share. The value of these warrants was $77,767, and the Company recognized loan guarantee expense of $77,767 for the amortized portion of these warrants. The value and expense was determined based on the Black-Scholes option value method.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
During the year ended December 31, 2006, the Company issued warrants convertible into 1,850,000 shares of its common stock in connection with a deferred financing arrangement. The exercise price of these warrants was $0.50 per share. The value of these warrants was $290,194, and the Company recognized deferred financing expense of $113,176 for the amortized portion of these warrants. The value and expense was determined based on the Black-Scholes option value method.

Transactions during the year ended December 31, 2005

In 2005, the Company issued warrants convertible into 631,560 shares of its common stock to various consultants. The exercise price of the warrants ranged from $0.250 to $0.375 per share. The Company recognized consulting expense of $13,289 related to these grants. The consulting expense was determined based on the Black-Scholes option value method. The warrants were granted in lieu of cash compensation for management consulting services rendered.

In 2005, the Company issued warrants convertible into 1,085,000 shares of its common stock in connection with the acquisition of debt. The exercise price of these warrants ranged from $0.250 to $0.350 per share. The value of these warrants was $49,886, and the Company recognized interest expense of $10,184 for the amortized portion of these warrants. The value and expense was determined based on the Black-Scholes option value method.

9. Stock-Based Compensation

On June 25, 2003 the Board of Directors of the Company adopted an equity incentive plan. At December 31, 2006, the plan has authorized a share pool 18,858,474 shares, of which a total of 8,869,752, were outstanding. There were one exercise of stock options during the year ended December 31, 2006 and no exercises in the year ended December 31, 2005.

The Company accounts for its stock-based compensation based on SFAS No. 123, “Accounting for Stock-Based Compensation”. Pursuant to SFAS No.123, the Company recognized an expense for the fair market value of the stock-based instrument granted to third parties and employees. SFAS No. 123, established and encouraged the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The Company uses the Black-Scholes Model to determine fair value for valuing options granted. The Black-Scholes method is based on the following assumptions for the year ended December 31, 2006: average risk free interest rate ranging from 4.62% to 5.24%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 50.28% and 43.85%; and an expected life of 6 years for the options.

During the year ended December 31, 2006, the company granted options convertible into 4,537,054 shares of its common stock to officers and employees of the Company. The exercise price of the options was from $0.25 per share to $0.64. The value of these grants was $804,315, and the Company recognized compensation expense of $535,336 for the vested portion of these grants.

During the year ended December 31, 2006, the company canceled options convertible into 2,268,750 shares of its common stock from a forfeiture as a result of an officers and directors resignation. The exercise price of the options was $0.25 per share. The Company recorded a credit of $114,447 to non-cash compensation expense for the excess value over straight-line vesting for the forfeiture.

The fair value of options granted under the plan were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

	Year ended December 31,
	2006	2005
Expected term (in years)	6.0	6.0
Risk-free interest rate	4.62- 5.24%	3.91 to 4.59%
Expected volatility	43.85 - 50.28%	52.6%
Expected dividend yield	0%	0%
Weighted average fair value at grant date	$0.18	$0.14

The effect of recording share-based compensation expense for the years ended December 31, 2006 and 2005 is as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Stock-based compensation expense related to employee stock options	$535,335	$516,063
Tax benefit	0	0
Net decrease in net earnings	$535,335	$516,063

Effect on:
Cash flows from operating activities	$—	$—
Cash flows from financing activities	$—	$—

Effect on:
Net earnings per share — Basic	$0.01	$0.02
Net earnings per share — Diluted	$0.01	$0.02

For the years ended December 31, 2006 and 2005, total share-based compensation expense recognized in earnings before taxes was $535,335 and $516,063, respectively, and the total related recognized tax benefit was zero in both years.

Changes in the status of options are summarized below for the years ended December 31, 2006 and 2005:

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2004	7,020,702	979,298	$0.314
Granted	(6,653,400)	6,653,400	0.251
Authorized	—	—	—
Cancelled or expired	—	—	—
Exercised	—	—	—
Balance at December 31, 2005	367,302	7,632,698	$0.259		$-
Vested and Exercisable at December 31, 2005		3,098,670			$-
Granted	(4,537,054)	4,537,054	0.360
Authorized	11,889,724	—	—
Cancelled or expired	2,268,750	(2,268,750)	0.250
Exercised	—	(1,031,250)	—
Balance at December 31, 2006	9,988,722	8,869,752	$0.310	9.1	$-
Vested and Exercisable at December 31, 2006		4,465,989			$-

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price at the end of the reporting period. The Company’s stock began trading on the NASDAQ bulletin board in May of 2006, concurrent with the Company’s reverse merger. As of December 31, 2006, the Company’s closing price was $0.14, with no intrinsic value as of that date.

The total pre-tax intrinsic value of options exercised was $20,625, and $0, during the years ended December 31, 2006 and 2005, respectively.

Total options under the Plan at December 31, 2006, comprised the following:

Option Exercise Price	Number Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Life (Years)	Number Exercisable as of December 31, 2006
$0.64	656,950	9.5	165,588
0.42	1,000,000	9.7	142,466
0.38	400,500	7.6	400,500
0.33	531,165	9.7	66,941
0.28	632,198	6.7	632,198
0.25	5,648,939	9.0	3,058,296
Total	8,869,752		4,465,989

As of December 31, 2006, there was $492,743 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.3 years.

At December 31, 2006 the Company has 4,403,763 options which are not vested, with total outstanding options at December 31, 2006 of 8,869,752.

10. Commitments

In July of 2004, the Company entered into a lease for approximately 4,000 square feet of combined office and warehouse space located at 2222 E. Washington, Los Angeles, California, at a monthly rental rate of $2,500. The lease commenced July 15, 2004 and expired July 15, 2006. In August 2006, the Company moved its operations and entered into a lease for approximately 10,600 square feet of combined office and warehouse space in leased premises located at 8723 Bellanca Avenue, Los Angeles, California, at a monthly base rental rate of $8,931 to $9,569 over the term of the lease. The lease commenced on August 21, 2006 and expires October 31, 2009. The Company conducts all of its executive, administrative, distribution and operational functions in this facility.

Future minimum lease payments under this operating lease are as follows:
2007	108,765
2008	112,593
2009	95,688
Total	$317,046

Rent expense under operating leases for the year ended December 31, 2006 is $67,852.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

11. Concentrations of Certain Risks

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The Company extends credit to customers located throughout North America whose sales invoices are not subject to the secured line of credit accounts receivable program based upon an evaluation of the customer’s financial condition and credit history. The Company’s customers located outside of North America pay on a cash-in-advance basis.

The Company performs ongoing credit evaluations of its customer’s financial condition, and limits the amount of credit extended when deemed necessary, but generally does not require collateral. At December 31, 2006, six of the Company’s customers accounted for 93% of the Company’s gross accounts receivable, each with 4% to 46% of the Company’s gross accounts receivable. Seven customers accounted for 70% of the Company’s gross sales for the year ended December 31, 2006, each with 5% to 25% of the total. As of December 31, 2005 three of the Company’s customers accounted for 100%, each with 19% to 60% of the Company’s accounts receivable.

12. Income Taxes

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards. Deferred tax expense or benefit is recognized as result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year. Provisions for federal and state income taxes are calculated on reported financial statement income based on the current tax law.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carry forwards. Some or all of the tax assets may not be realized. As of December 31, 2006 and 2005, the Company provided full valuation allowances against deferred tax assets amounting to approximately $3,108,800 and $1,605,300, respectively, which consisted primarily of net operating loss carry forwards. The increases in these valuation allowances during the years ended December 31, 2006 and 2005, respectively, were $1,503,500 and $662,000. The federal and state net operating loss carry forwards begin to expire in 2023 and 2013, respectively.

Additionally, under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events that may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The impact of any limitations that may be imposed for past or future issuances of equity securities, including issuances with respect to acquisitions, has not been determined.

The components of income tax liability and expense are as follows

	2006	2005
Current:
Federal	$-	$-
State	-	-
	$-	$-

Deferred:
Federal	$-	$-
State	-	-
	$-	$-

Income Tax Expense	$-	$-

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The major deferred tax asset items are as follows:

	2006	2005
Net Operating Losses	$2,978,000	$1,541,200
Inventory, Lower of Cost or Market Reserve	65,300	8,800
Other	65,500	55,300
Subtotal	3,108,800	1,605,300
Valuation allowances	(3,108,800)	(1,605,300)
Net deferred tax assets	$-	$-

As of December 31, 2006 and 2005 unused net operating losses of approximately $7,475,900 and $3,869,100, respectively are available to offset current years’ federal and state taxable income. SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Based upon the Company’s short-term historical operating performance, the Company provided a full valuation allowance against the deferred tax assets at December 31, 2006 and 2005.

13. Subsequent Events

Consulting Agreement with Common Stock Issuance
On January 4, 2007, Sub-Urban Brands, Inc., a Nevada corporation (the “Company”) entered into a consulting agreement (the “Agreement”) with Joseph Noel (“Consultant”). The term of the Agreement is for twelve months beginning on January 4, 2007 and may be terminated by the Company upon 30 days’ prior written notice. Pursuant to the Agreement, Consultant will provide marketing and financial public relations services to the Company and will designate a principal account representative for the Company. The Company will pay Consultant $6,000 per month under the Agreement. Furthermore, pursuant to the Agreement, the Company will issue up to 300,000 shares of its restricted common stock to Consultant. The offer and sale of these securities was made in reliance on Section 4(2) of the Securities Act of 1933, as amended. The offer and sale of the Common Stock did not involve a public offering.

Issuance of Promissory Notes for Financing
On February 13, 2007, and February 22, 2007, the Company entered into securities purchase agreements (the “February 13 Agreements” and “February 22 Agreements” respectively, and the collectively, the “Agreements”) with accredited investors (the “Investors”) to obtain funding for working capital. Pursuant to the February 13 Agreements, the Company sold 10% Subordinated Promissory Notes in the aggregate principal amount of $125,000 (the “February 13 Notes”), 700,000 restricted shares of the Company’s Common Stock, and warrants to purchase 700,000 shares of the Company’s restricted Common Stock at $0.15 per share. The February 13 Notes are due and payable at the earlier of (i) February 13, 2008 or (ii) upon the occurrence of an event of default, as defined therein. Pursuant to the February 22 Agreements, the Company sold 10% Subordinated Promissory Notes in the aggregate principal amount of $250,000 (the “February 22 Notes” and together with the February 13 Notes, the “Notes”), 1,500,000 restricted shares of the Company’s Common Stock, and warrants to purchase 1,000,000 shares of the Company’s restricted Common Stock at $0.15 per share. The February 22 Notes are due and payable at the earlier of (i) December 15, 2007 or (ii) upon the occurrence of an event of default, as defined therein. The Company may (i) prepay the outstanding principal balance and unpaid accrued interest of the Notes in full or (ii) convert the outstanding principal balance and unpaid accrued interest of the Notes into shares of the Company’s Common Stock (“Conversion Shares”) at a conversion price per share equal to 50% of the average market price during the five (5) days prior to conversion, immediately prior to or concurrently with the consummation of any sale of securities of the Company occurring after the date of the Agreement and having gross proceeds to the Company of at least $1,000,000. In connection with the Agreements, the Company agrees to file a registration statement with the Commission in order to register the Conversion Shares, together with any Bonus Shares (as such term is defined below) (collectively, the “Registrable Shares”), for resale and to cause such registration to be declared effective by the Commission within seven (7) months of the date of issuance of the applicable Note. In the event that the registration statement is not declared effective by the Commission on or before the seven-month anniversary of the date of issuance of the applicable Note, the Company shall, at the first day of each calendar month thereafter and continuing for so long as the Registrable Shares are not registered, issue 70,000 shares of Common Stock to the Investor under the February 13 Note and 150,000 shares of Common Stock to Investors under the February 22 Note. The Chief Executive Officer of the Company, Joe Shortal, personally guaranteed payment in full of all of the principal, interest and other monetary obligations of the Company under the Notes. The securities issued under the Agreements were offered and sold to the Investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Merger Involving Independent Accountants
(i) On January 22, 2007, the Company was informed by Pohl, McNabola, Berg & Co., LLP (“PMB”), the independent registered public accounting firm for Client (the “Company”), that PMB has consummated a merger with Helin, Donovan, Trubee & Wilkinson., LLP (“HDTW”). HDTW is located in Austin, Texas, and is also registered with the Public Company Accounting Oversight Board (United States). The name of the post-merger firm is PMB Helin Donovan, LLP (“PMB+HD”).

Promissory Note Issued in Connection with Letter of Intent
On February 26, 2007, The Apparel Agent, LLC, a California limited liability company (“Apparel Agent”), issued a Promissory Note (the “AA Note”) to Sub-Urban Brands, Inc. (the “Company”). Apparel Agent promised to pay to the Company or its successors and assigns the principal sum of Seventy Five Thousand Dollars ($75,000) together with accrued but unpaid interest at an annual rate of 8%, on June 26, 2007 (the “Maturity Date”). The Company and Apparel Agent have entered into a letter agreement pursuant to which the Company has proposed to acquire Apparel Agent (the “Letter Agreement”). The AA Note provides that if the Company completes its contemplated acquisition of Apparel Agent prior to the Maturity Date, the Company will forgive Apparel Agent of its obligation to repay the principal amount of the AA Note and any interest accrued but unpaid thereunder and the AA Note shall become null and void on the date of such acquisition. The principal amount advanced under the AA Note plus any accrued and unpaid interest will be applied to the cash consideration under the terms agreed upon in the Letter Agreement. In addition, the AA Note will be forgiven if the Company does not complete the intended acquisition prior to the Maturity Date of this note due to no fault of Apparel Agent.

Issuance of Promissory Notes for Financing
On March 28, 2007, the Company entered into a securities purchase agreement (the “March 28 Agreement”) with an accredited investor (the “Investor”) to obtain funding for working capital. Pursuant to the March 28 Agreement, the Company sold a 10% Subordinated Promissory Note in the aggregate principal amount of $25,000 (the “March 28 Note”), 150,000 restricted shares of the Company’s Common Stock, and warrants to purchase 100,000 shares of the Company’s restricted Common Stock at $0.15 per share. The March 28 Note is due and payable at the earlier of (i) March 21, 2008 or (ii) upon the occurrence of an event of default, as defined therein. The Company may (i) prepay the outstanding principal balance and unpaid accrued interest of the Notes in full or (ii) convert the outstanding principal balance and unpaid accrued interest of the Notes into shares of the Company’s Common Stock (“Conversion Shares”) at a conversion price per share equal to 50% of the average market price during the five (5) days prior to conversion, immediately prior to or concurrently with the consummation of any sale of securities of the Company occurring after the date of the Agreement and having gross proceeds to the Company of at least $1,000,000. In connection with the Agreements, the Company agrees to file a registration statement with the Commission in order to register the Conversion Shares, together with any Bonus Shares (as such term is defined below) (collectively, the “Registrable Shares”), for resale and to cause such registration to be declared effective by the Commission within seven (7) months of the date of issuance of the applicable Note. In the event that the registration statement is not declared effective by the Commission on or before the seven-month anniversary of the date of issuance of the applicable Note, the Company shall, at the first day of each calendar month thereafter and continuing for so long as the Registrable Shares are not registered, issue 15,000 shares of Common Stock to the Investor under the March 28 Note. The Chief Executive Officer of the Company, Joe Shortal, personally guaranteed payment in full of all of the principal, interest and other monetary obligations of the Company under the Notes. The securities issued under the Agreements were offered and sold to the Investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Issuance of Promissory Notes for Financing
On April 13, 2007, the Company entered into a securities purchase agreement (the “April 13 Agreement”) with an accredited investor (the “Investor”) to obtain funding for working capital. Pursuant to the April 13 Agreement, the Company sold a 10% Subordinated Promissory Note in the aggregate principal amount of $25,000 (the “April 13 Note”), 150,000 restricted shares of the Company’s Common Stock, and warrants to purchase 100,000 shares of the Company’s restricted Common Stock at $0.15 per share. The April 13 Note is due and payable at the earlier of (i) April 13, 2008 or (ii) upon the occurrence of an event of default, as defined therein. The Company may (i) prepay the outstanding principal balance and unpaid accrued interest of the Notes in full or (ii) convert the outstanding principal balance and unpaid accrued interest of the Notes into shares of the Company’s Common Stock (“Conversion Shares”) at a conversion price per share equal to 50% of the average market price during the five (5) days prior to conversion, immediately prior to or concurrently with the consummation of any sale of securities of the Company occurring after the date of the Agreement and having gross proceeds to the Company of at least $1,000,000. In connection with the Agreements, the Company agrees to file a registration statement with the Commission in order to register the Conversion Shares, together with any Bonus Shares (as such term is defined below) (collectively, the “Registrable Shares”), for resale and to cause such registration to be declared effective by the Commission within seven (7) months of the date of issuance of the applicable Note. In the event that the registration statement is not declared effective by the Commission on or before the seven-month anniversary of the date of issuance of the applicable Note, the Company shall, at the first day of each calendar month thereafter and continuing for so long as the Registrable Shares are not registered, issue 15,000 shares of Common Stock to the Investor under the April 13 Note. The Chief Executive Officer of the Company, Joe Shortal, personally guaranteed payment in full of all of the principal, interest and other monetary obligations of the Company under the Notes. The securities issued under the Agreements were offered and sold to the Investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.