Form 10QSB
period 2007-03-31
Sub-Urban Brands, Inc.
filed 2007-05-21
CIK 1265700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Yes ☐  No ☑

As of May 21, 2007, there were 53,196,338 common shares outstanding.

Forward Looking Statements

This Report on Form 10-QSB contains discussion, analysis and forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, acquisitions plans, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions, identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed specifically within this Report. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007 (UNAUDITED)

March 31, 2007
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,236
Accounts receivable (net of allowance for doubtful accounts of $5,043)	2,670
Inventory (net of inventory reserve of $0)	22,025
Prepaid expenses and advances	4,302
Notes receivable	20,000
Other receivables	2,850
Deferred financing fees	36,544

Total Current Assets	108,627

Property and Equipment (net of accumulated depreciation of $15,972)	19,476
Deposits	28,092
Total Assets	$156,195

See accompanying notes.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007 (UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

March 31, 2007
(Unaudited)
Current Liabilities
Accounts payable	$237,091
Accrued salaries and benefits	290,326
Accrued expenses	92,511
Accrued interest	367,314
Warrant liabilities	30,492
Convertible secured notes payable (net of unamortized debt discounts)	723,316
Convertible unsecured notes payable (net of unamortized debt discounts)	1,790,961
Convertible notes payable - conversion features derivative liabilities	83,988
Notes payable	1,023,754
Notes payable - related party	20,000

Total Current Liabilities	4,659,753

Total Liabilities	4,659,753

Shareholders’ deficit
Preferred stock, $0.001 par value (10 million shares authorized; none issued or outstanding)	—
Common stock, $0.001 par value (190,000,000 shares authorized; 52,446,338 shares issued and outstanding)	52,446
Additional paid-in capital	7,245,233
Accumulated deficit	(11,801,237)

Total Shareholders’ Deficit	(4,503,558)

Total Liabilities and Shareholders’ Deficit	$156,195

See accompanying notes.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Revenue	$30,624	$8,679
Cost of revenue	(28,246)	(3,632)
Gross profit	2,378	5,047

Operating Expenses
Selling expense	39,232	159,020
Product development	17,837	43,308
General and administrative expense	390,148	427,797
Total Operating Expenses	447,217	630,125

Loss from operations	(444,839)	(625,078)

Other Income (Expense)
Interest expense	(654,739)	(160,631)
Gain (loss) on conversion of mandatorily redeemable preferred stock	—	(67,712)
Amortization of loan guarantees	(9,411)	(109,256)
Amortization of deferred financing fees	(85,162)	—
Gain (loss) due to change in warrant liabilities	138,874	—
Gain (loss) due to change in conversion feature liabilities	128,544	(17,437)
Interest income	1,143	—
(Loss) on disposition of property and equipment	(1,340)	—
Total Other Income (Expense)	(482,091)	(355,036)
Provision for income taxes	—	—
Net Loss	(926,930)	(980,114)

Loss per weighted average share of common stock outstanding - basic and diluted	$(0.02)	$(0.04)

Weighted average shares outstanding - basic and diluted	52,809,117	26,266,004

	Three months ended March 31,
	2007	2006
Includes the following amounts related to share-based compensation expense for stock options and warrants:
General and administrative	$72,482	$144,557

Total	$72,482	$144,557

See accompanying notes.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Cash flows from operating activities:
Net loss	$(926,930)	$(980,114)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	577	757
Provision for doubtful accounts	—	(334)
Provision for inventory markdowns	(152,666)	—
Write-off of note and accrued interest receivable	76,143	—
Preferred stock redemption accretion	—	67,712
(Gain) / loss on notes payable conversion price	(2,752)	17,437
Amortization of discount and conversion features on notes payable	554,274	104,888
Option compensation expense	72,482	134,788
Issuance of notes payable for services	—	—
Issuance of warrants for services	—	9,769
Issuance of warrants for loan extension	85,163	—
(Gain) / loss on warrant liability	(138,874)	—
(Gain) / loss on conversion features	(125,791)	—
Issuance of warrants and common stock for loan guarantee	9,411	109,256
(Gain) / loss on disposition of property and equipment	1,340	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	18,203	6,658
(Increase) decrease in inventory	180,491	(33,571)
(Increase) decrease in prepaid expenses and other current assets	21,314	(104,908)
Increase (decrease) in accounts payable	(20,251)	(13,371)
Increase (decrease) in accrued salary and related benefits	23,991	(10,639)
Increase (decrease) in accrued expenses	(11,343)	(8,706)
Increase (decrease) in accrued interest	95,108	55,372
Net cash used for operating activities	(240,110)	(645,006)

Cash flows from investing activities:
Proceeds from disposition of property and equipment	1,200	—
Purchase of property and equipment	—	(3,257)
Purchase of interest bearing note receivable	(75,000)	—
Net cash used for investing activities	(73,800)	(3,257)

Cash flows from financing activities:
Payments on secured credit financing	(14,845)	—
Proceeds from unsecured convertible notes payable	435,000	679,600
Payments on unsecured convertible notes payable	(105,000)	(25,000)
Net cash provided by financing activities	315,155	654,600

Net increase (decrease) in cash and cash equivalents	1,245	6,337
Cash and cash equivalents, beginning of period	18,991	1,867

Cash and cash equivalents, end of period	$20,236	$8,204

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,162	$0
Taxes	$—	$—

See accompanying notes.

Supplemental disclosures of non-cash investing and financing transactions:

During the three months ended March 31, 2007, the Company entered into the following non-cash transactions:

•	$200,764 for the revision of certain terms on 6,950,000 warrants for loan extensions and loan guarantees

•	Warrants issued in conjunction with debt financing having a fair value of $66,334

•	2,350,000 shares of common stock issued in conjunction with debt financing.

During the three months ended March 31, 2006, the Company entered into the following non-cash transactions:

•	$250,000 for the issuance of 1,000,000 shares of its restricted common stock and $77,768 for 1,000,000 warrants for loan guarantees

•	$101,341 for the issuance of 600,000 warrants for services

The accompanying notes are an integral part of these financial statements.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

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

SUI, a privately-held California corporation, was incorporated March 24, 2003 to develop and promote several lifestyle apparel brands. The Company designs, sells and markets apparel (Shirts, Outerwear, Sweatshirts, T-shirts and Accessories) and pursues intellectual property to develop for the retail apparel and accessories market. The Company leads its product line with the Mash Culture Lab™ and WHITEBOY® brands, marketed in the “urban”, “street” and “board” apparel markets. Inventory production is outsourced. The Company also pursues the acquisition of third party brands.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Regulation SB do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of Sub-Urban Brands, Inc. (unless the context indicates otherwise, together with its wholly-owned subsidiary Sub-Urban Industries, Inc., the "Company" or “SUB”) for the fiscal years ended December 31, 2006 and 2005 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2007, and the results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. The results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

Basis of Consolidation

The consolidated financial statements include the accounts of Sub-Urban Brands, Inc., and its wholly owned subsidiary Sub-Urban Industries, Inc. All significant inter-company balances and transactions have been eliminated.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in SUB’s significant accounting policies during the three months ended March 31, 2007 as compared to what was previously disclosed in SUB’s Annual Report on 10-KSB for the year ended December 31, 2006, except for the adoption of FIN 48 as discussed in this quarterly report.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

1.  Significant Accounting Policies (continued)

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

Accounts Receivable

The Company extends credit to customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s allowance for doubtful accounts was $5,043 at March 31, 2007.

Inventory

Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out method. The Company’s inventory at March 31, 2007, consisted of finished goods valued at $22,025. The Company continually evaluates its inventories by assessing slow moving products. Market value of inventory is estimated based on historical sales, current demand, inventory levels and an evaluation of current market trends and economic conditions. The reserve for lower-of-cost-or-market adjustments at March 31, 2007 was zero.

Deferred Financing Costs

Costs relating to obtaining debt financing are capitalized and amortized over the term of the related debt using the effective interest method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

1.  Significant Accounting Policies (continued)

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

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

1.  Significant Accounting Policies (continued)

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

Comprehensive Income (Loss)

Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity, which under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three-month periods ended March 31, 2007and 2006, comprehensive loss is equivalent to the Company’s reported net loss. Accordingly, a separate statement of comprehensive loss is not presented.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

1.  Significant Accounting Policies (continued)

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

Advertising

The Company expenses advertising costs as incurred, consisting primarily of advertising at events, placement in multiple print and internet publications, along with design, production and printing costs of sales materials. Advertising expense for the three-month periods ended March 31, 2007 and 2006 amounted to $0 and $62,567, respectively.

Stock- Based Compensation

Equity Incentive Plan

The Company has an Equity Incentive Plan (“Plan”) under which officers, key employees, consultants, and non-employee directors may be granted options to purchase shares of the Company’s authorized but un-issued common stock. The maximum number of shares of the Company’s common stock available for issuance under the Plan at March 31, 2007 is 18,375,178 shares (see Note 10).

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

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

1.  Significant Accounting Policies (continued)

Share-based Compensation Expense

SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options issued under the New Plan. The financial statements for the three months ended March 31, 2006, reflect the effect of SFAS 123(R). The differences between SFAS 123 and SFAS 123R were relatively minor to the Company. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Consolidated Statements of Operations during the three months ended March 31, 2007 and 2006, include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line attribution method.

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

As share-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. However, based on the Company’s relatively short operating history to develop a meaningful rate for estimating forfeitures. Prior to January 1, 2006, the Company accounted for forfeitures as they occurred. If factors change and the Company should utilizes different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that the Company recorded under SFAS 123(R) may differ from what was recorded in the current period. For the three months ending March 31, 2007, the Company had forfeitures resulting in an expense adjustment of $4,730. At March 31, 2007 there is total unrecognized compensation expense related to stock options granted under the plan of $378,121. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.1 years.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

1.  Significant Accounting Policies (continued)

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

Income Tax

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statements No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company has fully reserved its tax assets as a result of tax benefits.

The Company does recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

The tax years 2001 - 2006 remain open to examination by federal and state taxing authorities to which the Company is subject.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of any potential audits and the expiration of statute of limitations prior to March 31, 2008.

Recent Accounting Pronouncements

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

2.   Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $926,930 and $5,529,877 for the three months ended March 31, 2007, and the year ended December 31, 2006, respectively, and had negative operating cash flows of $240,110 and $2,883,397 for the respective periods. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

•	The Company is seeking investment capital through bridge financing and a private placement offering.

•	The Company is developing sales channels for commercialization of MASH CULTURE LAB™ and the WHITEBOY® brand of products.

•
Announcement of two non-binding letters of intent for the acquisition of two companies, each with established brands and revenues. The acquisition of these two entities is dependent upon the Company obtaining a significant amount of new capital financing.

Historically, management has been able to raise additional capital. Subsequent to March 31, 2007, the Company obtained an additional $212,500 in capital. (See Note 12 on subsequent events.) The proceeds were used for working capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

2.   Liquidity and Capital Resources (continued)

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

3.   Secured Line of Credit - Accounts Receivable

In September 2006, the Company obtained a new secured lending facility with a $200,000 limit from a financial institution, American Business Finance LLC (ABF). Under the terms of the agreement, the Company assigned most of its trade receivables, whereby ABF advanced up to 80% of the assigned receivables, but retained full right of recourse to have the Company repurchase any receivables that remain unpaid 90 days from date of invoice. The Company’s borrowings were secured by the underlying assigned trade receivables, as well as by a general grant of security interest in the Company’s receivables, inventories, equipment, furniture, fixtures, intangibles and various other assets. The receivables were subject to full recourse; therefore, the transactions did not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). The Company did not transfer any receivables to the financial institution during the three-month period ending March 31, 2007. Advance borrowings at March 31, 2007 had been fully repaid. At March 31, 2007, there were no receivables that were assigned and collateralized under this financing agreement. The Company terminated the agreement on May 2, 2007. The financing institution owed the company $2,850 at March 31, 2007 from collected receivables that had not yet been remitted to the Company.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2007	2006
Numerator
Net loss available to common shareholders	$(926,930)	$(980,114)

Denominator
Weighted average common shares outstanding Basic and diluted	52,809,117	26,266,004

Net loss per common share:
Basic and diluted	$(0.02)	$(0.04)

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

4.   Basic and Diluted Loss Per Share (continued)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	March 31, 2007	March 31, 2006
Preferred Shares of SUI convertible to common stock (1)	—	2,841,532
Secured promissory notes convertible to common stock (2)	3,286,521	—
Promissory Notes convertible to common stock (3)	8,763,334	7,660,173
Options to purchase common stock	8,769,752	5,632,698
Warrants to purchase common stock	25,217,910	7,322,245
Potential equivalent shares excluded	46,037,517	23,456,648

(1) Converted to common stock in 2006

(2) Consists of secured convertible promissory notes issued in 2006 with a principal and accrued interest balance of $821,630.

(3) For the three months ended March 31, 2007, consists of notes issued in 2004 with a principal and accrued interest balance of $121,348 convertible into 374,143 shares of common stock; notes issued in 2005 with a principal and accrued interest balance of $148,245 convertible into 584,728 shares of common stock; and notes issued in 2006 with a principal and accrued interest balance of $2,772,746 convertible into 11,090,984 shares of common stock. For the three months ended March 31, 2006, consists of notes issued in 2004 with a principal and accrued interest balance of $1,012,800 convertible into 3,122,692 shares of common stock, notes issued in 2005 with a principal and accrued interest balance of $632,881 convertible into 2,498,489 shares of common stock, and notes issued in 2006 with a principal and accrued interest balance of $509,748 convertible into 2,038,992 shares of common stock

5.   Property and Equipment

At March 31, 2007, property and equipment consisted of the following:

March 31, 2007

Computers and other equipment	$24,120
Furniture and fixtures	2,379
Machinery & equipment	8,949

Total property and equipment	35,448
Less: accumulated depreciation	(15,972)

Property and equipment, net	$19,476

Depreciation expense for the three-month periods ended March 31, 2007 and 2006, was $577 and $757, respectively, and is included as a component of general and administrative expenses in the accompanying financial statements.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

6.   Notes Payable

Details of Debentures

Debt consists of the following at March 31, 2007:

Convertible secured notes payable	$750,000
Discount on convertible secured notes payable	(26,684)
Sub-total	723,316

Convertible unsecured notes payable	2,403,800
Conversion price liability	3,741
Discount on convertible unsecured notes payable	(616,580)
Sub-total	1,790,961

Conversion features derivative liabilities	83,988

Non-convertible notes payable	1,145,056
Non-convertible note discounts and premiums	(121,302)
Sub-total	1,023,754

Non-convertible notes payable - related party	20,000

Total debt	$3,642,019
Less: current portion	(3,642,019)
Long-term debt, less current portion	$0

Convertible Notes Payable

Schedule of Changes in Convertible Notes Payable during the three months ended March 31, 2007:

	Convertible Notes Payable - Secured	Convertible Notes Payable	Total convertible Notes Payable
Balance at December 31, 2006	$750,000	$2,073,800	$2,823,800
New financing arrangements	—	435,000	435,000
Note conversions to common stock	—	—	—
Note principal repayments	—	(105,000)	(105,000)
Principal Balance at March 31, 2007	$750,000	$2,403,800	$3,153,800

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

6.   Notes Payable (continued)

Transactions during the three months ended March 31, 2007:

Convertible Debt Issued with Stock Purchase Warrants and Common Stock

During the three months ended March 31, 2007, the Company sold in a private placement to qualified buyers and accredited investors Note Units (the Note Offering). The Note Units consisted of an aggregate of $400,000 principal amount of 10.0% unsecured Notes (collectively, the Notes) with $250,000 due December 15, 2007, $125,000 due February 13, 2008, and $25,000 due March 28, 2008 , and an aggregate of 2,350,000 shares of unregistered common stock and Common Stock Purchase Warrant (collectively the Warrants) to purchase an aggregate of 1.8 million shares of the Company’s common stock, par value $0.01 per share (the Common Stock), at an exercise price of $0.15 per share. The proceeds were used to fund working capital needs of the Company.

The values assigned to the warrants and commons shares issued followed the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The debt discount associated with the Warrants and common shares is amortized to interest expense over the life of the Debenture or upon earlier conversion of the Debenture using the effective yield method. The Company did not assign any value to the embedded beneficial conversion feature, since the option to convert is at the sole discretion of the Company and contingent upon obtaining an additional $1 million in financing. The Notes contain representations, warranties and default provision typical of financings of this nature.

Total funds received of $400,000 were allocated $216,600 to the Common Stock, $66,334 to the Warrants and $117,066 to the Notes. The fair value of the warrants at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the Notes. The fair value of the common stock issued reduced the carrying value of the Notes, which was determined using the market price of the stock at the time of issuance. The discount on the Notes is being amortized to interest expense over the term of the Notes. The Company incurred $52,064 of interest expense during the three months ended March 31, 2006 related to these notes.

The notes are convertible at the sole option of the Company with interest at 10%. The Company can (i) prepay the note in full prior to or on the maturity date or (ii) convert at the sole option of the Company at a conversion price of 50% of the then current quoted market price only in the event of a financing of at least $1,000,000. If converted, such shares would need to be registered by the Company within 7 months of February 22, 2007.

In connection with these financings, the Company issued 2,350,000 shares of common stock, which the company must register by Sept 22, 2007. The Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) in order to register the Shares, for resale and to cause such registration to be declared effective by the SEC within seven (7) months of the Closing. In the event that the registration statement is not declared effective by the SEC on or before the seven-month anniversary of the Closing Date, the Company shall, at the first day of each calendar month thereafter and continuing for so long as the Registrable Shares are not registered, issue to the Investor as “bonus shares” 10% of the shares issued. Notwithstanding the foregoing, the Company will include the Shares on its next Registration Statement filed with the SEC. The Investor specifically acknowledges and agrees that the SEC may request that the number of shares in any registration statements filed by the Company for selling shareholders be cut back or registration delayed pursuant to the SEC’s interpretation of Rule 415 or other rules and regulations promulgated under the Securities Act of 1933, as amended. The Investor agrees that any such cutbacks or delays in registration shall not be a breach of the Company’s obligation to register the Registrable Shares and shall not result in payment of Bonus Shares hereby. The maximum amount of Bonus Shares that could be issued is 1,065,000.

The Company issued 1,800,000 warrants for the purchase of common stock at a price of $0.15 with an exercise period of five years. The warrants have piggyback registration rights. A net exercise is restricted to one year after issuance, and is not permitted if the underlying shares have been registered for resale. The fair value of the warrants was $65,794.

The Company’s intention is to repay these notes in cash.

Debt Repayment

The Company repaid an aggregate of $70,000 of principal on certain convertible notes issued in 2005 and accrued interest of $4,162 on a convertible note also issued in 2005.

Warrant Liability

For the three months ended March 31, 2007, the warrant liability for warrants issued in connection with 2006 convertible note financings were remarked to market as of March 31, 2007, with a net total decrease in the warrant liability and a non-cash gain of $138,874.

Beneficial Conversion Features Liability

For the three months ended March 31, 2007, the beneficial conversion features in connection with 2006 convertible note financings were remarked to market as of March 31, 2007, with a net total decrease in the conversion feature liability and a non-cash gain of $125,792.

Other Convertible Debt

During the three months ended March 31, 2007, the Company obtained financing through the issuance of a short-term convertible promissory note for $35,000, which was subsequently repaid by the Company within two days.

Related Party Notes Payable

In December 2006, the Company issued a subordinated promissory note in the aggregate principal amount of $15,000 to a member of the board of directors of the Company. The notes bears interest at a rate of 8%, plus a $5,000 loan bridge fee, all due on February 11, 2007. Accrued interest on this note at March 31, 2007 was $362.

Events of Default

The Company had certain notes that had events of default; however, the holders of these notes have not exercised any of their rights under these provisions.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

7.   Common Stock

Transactions during the three months ended March 31, 2007

The Company issued 2,350,000 shares of common stock in connection with $400,000 of new convertible securities in private placements to qualified buyers and accredited investors, with investment units consisting of notes, common stock and warrants described in Note 6.

8.   Warrants

As of March 31, 2007 and 2006, the Company has 25,217,910 and 7,322,245 warrants to purchase shares of common stock respectively outstanding. The fair value of the warrants was determined using the Black-Scholes option-pricing model (with the same assumptions as those used for the options, see Note 10).

There were no warrants exercised during the three-month periods ended March 31, 2007 and 2006.

Changes in the status of warrants, prior to any conversion price adjustments are summarized below for the three-month periods ended March 31, 2007 and 2006:

	Three Months ended March 31, 2007		Three Months ended March 31, 2006
	Warrants	Weighted Average Price	Warrants	Weighted Average Price
Outstanding at beginning of period	29,906,310	$0.299	3,603,845		$0.329
Granted	1,850,000	0.150	3,718,400		0.230
Cancelled or expired	6,538,400	0.334	—		—
Exercised	—	—	—		—
Outstanding at end of period	25,217,910	$0.242	7,322,245		$0.280
Exercisable at the end of the period	25,217,910	$0.242	7,322,245		$0.280
Price range of warrants	$0.10 - 0.40		$$0.10 - 0.25	$

Transactions during the three months ended March 31, 2007

During the three months ended March 31, 2007 the Company issued warrants convertible into 1,850,000 shares of its common stock in connection with the extension of debt. The exercise price of the warrants was $0.15 per share. The value of these warrants was $65,794 on the dates of the grants. The Company uses the Black-Scholes Model to determine fair value for valuing warrants issued. The Black-Scholes method is based on the following assumptions for the three months ended March 31, 2007: average risk free interest rate ranging from 4.55% to 4.81%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 55.92% and the actual term of the warrant. These warrants include “piggy-back” registration rights, unless the Registrable Shares can be sold under the provisions of Rule 144 without limitation as to volume, whether pursuant to Rule 144(k) or otherwise. If the Company shall determine to register any Common Stock under the Securities Act for sale in connection with a public offering of Common Stock (other than pursuant to an employee benefit plan or a merger, acquisition or similar transaction), the Company will give written notice thereof to Holder and will include in such Registration Statement any of the Registrable Shares which Holder may request be included (“Included Shares”) by a writing delivered to the Company within 15 days after the notice given by the Company to Holder; provided, however, that if the offering is to be firmly underwritten, and the representative of the underwriters of the offering refuse in writing to include in the offering all of the shares of Common Stock requested by the Company and others, the shares to be included shall be allocated first to the Company and any shareholder who initiated such Registration and then among the others based on the respective number of shares of Common Stock held by such persons. If the Company decides not to, and does not, file a Registration Statement with respect to such Registration, or after filing determines to withdraw the same before the effective date thereof, the Company will promptly so inform Holder, and the Company will not be obligated to complete the registration of the Included Shares included therein.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

8.   Warrants (continued)

During the three months ended March 31, 2007, in exchange for a loan extension and third-party loan guarantees on a portion of the Company’s existing debt, the Company modified the warrant exercise period and the exercise price of warrants previously issued. The Company uses the Black-Scholes Model to determine fair value for valuing warrants issued. The Black-Scholes method is based on the following assumptions for the three months ended March 31, 2007: average risk free interest rate ranging from 4.55% to 4.81%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 55.92% and the actual term of the warrant. The specific changes to warrant terms were as follows:

i) On Feb 13. 2007 the Company (i) extended by three years the exercise period for two warrants each for the purchase of 2,000,000 shares of the Company’s common stock, and (ii) reduced the exercise price from $0.25 to $0.15. The change in the fair value of the warrants was $115,405 and was charged to Note Discount, and $48,630 of amortization was charged for the quarter ended March 31, 2007.

ii) On Feb 13. 2007 the Company (i) extended by three years the exercise period a warrant for the purchase of 1,850,000 shares of the Company’s common stock, and (ii) reduced the exercise from $0.50 to $0.15. The change in the fair value of the warrants was $54,255 and was charged to Deferred Financing, and $36,532 of amortization was charged for the quarter ended March 31, 2007.

iii) On March 12, 2007 the Company (i) extended by four years the exercise period for two warrants, each for the purchase of 50,000 shares of the Company’s common stock, and (ii) reduced the exercise price from $0.25 to $0.15. The change in the fair value of the warrants was $2,873 and was charged to Note Discount, and $958 of amortization was charged for the quarter ended March 31, 2007.

iv) On March 12, 2007 the Company (i) extended by three years the exercise period for two warrants, each for the purchase of 500,000 shares of the Company’s common stock, and (ii) reduced the exercise price from $0.25 to $0.15. The change in the fair value of the warrants was $28,231 and was charged to Deferred Financing, and $9,410 of amortization was charged for the quarter ended March 31, 2007.

9.  Stock-Based Compensation

On June 25, 2003 the Board of Directors of the Company adopted an equity incentive plan. At March 31, 2007, the plan has authorized a share pool 18,375,178 shares, of which a total of 8,869,752, were outstanding. There were no exercises of stock options during the three-month periods ended March 31, 2007 and 2006.

The Company accounts for its stock-based compensation based on SFAS No. 123R, “Accounting for Stock-Based Compensation”. Pursuant to SFAS No.123R, the Company recognized an expense for the fair market value of the stock-based instrument granted to third parties and employees. Pursuant to SFAS No. 123, compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The Company uses the Black-Scholes Model to determine fair value for valuing options issued.

During the three months ended March 31, 2007, the company canceled options convertible into 100,000 shares of its common stock due to forfeitures as a result of an employee’s separation. The exercise price of the options was $0.25 per share. The Company recorded a credit of $4,730 to non-cash compensation expense for the value of non-vested options expensed prior to the forfeiture.

The fair value of options granted under the plan was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months ended March 31,
	2007	2006
Expected term (in years)	N/A	6.0
Risk-free interest rate	N/A	4.68%
Expected volatility	N/A	50.28%
Expected dividend yield	N/A	0%
Weighted average fair value at grant date	N/A	$0.13

The Company issued no stock options during the three months ended March 31, 2007 to employees or consultants.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

9.  Stock-Based Compensation (continued)

The effect of recording share-based compensation expense for the three-month periods ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Stock-based compensation expense related to employee stock options	$72,482	$134,788
Tax benefit	—	—
Net decrease in net earnings	$72,482	$134,788

Effect on:
Cash flows from operating activities	$—	$—
Cash flows from financing activities	$—	$—

Effect on:
Net earnings per share — Basic	$0.00	$0.01
Net earnings per share — Diluted	$0.00	$0.01

For the three-month periods ended March 31, 2007 and 2006, total share-based compensation expense recognized in earnings before taxes was $72,482 and $134,788, respectively, and the total related recognized tax benefit was zero in both years.

Changes in the status of options are summarized below for three-month periods ended March 31, 2007:

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2006	9,988,722	8,869,752	0.310
Granted
Authorized	(483,296)	—	—
Cancelled or expired	100,000	(100,000)	0.250
Exercised	—	—	—
Balance at March 31, 2007	9,605,426	8,769,752	$0.310	8.7	$—
Vested and Exercisable at March 31, 2007		4,465,989			$—

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price at the end of the reporting period. The Company’s stock began trading on the NASDAQ OTC Bulletin Board in May of 2006, concurrent with the Company’s reverse merger. As of March 31, 2007, the Company’s closing price was $0.074, as a result there is no intrinsic value as of that date.

The total pre-tax intrinsic value of options exercised was $0, and $0, during the three-month periods ended March 31, 2007 and 2006, respectively.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

9.  Stock-Based Compensation (continued)

Total options under the Plan at March 31, 2007, comprised the following:

Option Exercise Price	Number Outstanding as of March 31, 2007	Weighted Average Remaining Contractual Life (Years)	Number Exercisable as of March 31, 2007
$0.64	656,950	9.3	246,582
0.42	1,000,000	9.5	265,754
0.38	400,500	7.4	400,500
0.33	531,165	9.5	132,428
0.28	632,198	6.5	632,198
0.25	5,548,939	8.8	3,626,659
Total	8,769,752		5,304,121

As of March 31, 2007, there was $378,121 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.1 years.

At March 31, 2007, the Company has 3,465,631 options that are not vested, with total outstanding options at March 31, 2007 of 8,769,752.

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

Future minimum lease payments under this operating lease as of March 31, 2007 are as follows:

2007	81,973
2008	112,593
2009	95,688
Total	$290,254

Rent expense under operating leases for the three months ended March 31, 2007 is $36,921.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

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

The Company performs ongoing credit evaluations of its customer’s financial condition, and limits the amount of credit extended when deemed necessary, but generally does not require collateral. At March 31, 2007, six of the Company’s customers accounted for 84% of the Company’s gross accounts receivable, each with 6% to 30% of the Company’s gross accounts receivable. Two customers accounted for 91% of the Company’s gross sales for the three months ended March 31, 2007, each with 9% and 82% of the total. As of March 31, 2006, four of the Company’s customers accounted for 100%, each with 1% to 59% of the Company’s accounts receivable. Four customers accounted for 41% of the Company’s gross sales for the three months ended March 31, 2006, each with 6% to 18% of the total.

12.   Subsequent Events

Issuance of Promissory Note and Securities Purchase Agreements

On April 25, 2007, the Company received an advance of $125,000 from an accredited investor on securities purchase agreements executed on May 15, 2007. The securities issued under these agreements consist of the following: a 10% Subordinated Promissory Notes in the principal amount of $125,000; 750,000 restricted shares of the Company’s Common Stock; and warrants to purchase 500,000 shares of the Company’s restricted Common Stock at $0.15 per share.

The Note is due and payable at the earlier of (i) one year from the date of financing or (ii) upon the occurrence of an event of default, as defined therein. The Company may (i) prepay the outstanding principal balance and unpaid accrued interest on the Note in full or (ii) convert the outstanding principal balance and unpaid accrued interest of the Note into shares of the Company’s Common Stock (“Conversion Shares”) at a conversion price per share equal to 50% of the average market price during the five (5) days prior to conversion, immediately prior to or concurrently with the consummation of any sale of securities of the Company occurring after the date of the Agreement and having gross proceeds to the Company of at least $1,000,000.

In connection with the Agreements, the Company agrees to file a registration statement with the Commission in order to register the Conversion Shares, together with any Bonus Shares (as such term is defined below) (collectively, the “Registrable Shares”), for resale and to cause such registration to be declared effective by the Commission within seven (7) months of the date of issuance of the Note. In the event that the registration statement is not declared effective by the Commission on or before the seven-month anniversary of the date of issuance of the Note, the Company shall, at the first day of each calendar month thereafter and continuing for so long as the Registrable Shares are not registered, issue 10% of the outstanding shares of Common Stock to the Investor under the Note. The Investor specifically acknowledges and agrees that the SEC may request that the number of shares in any registration statements filed by the Company for selling shareholders be reduced or registration delayed pursuant to the SEC’s interpretation of Rule 415 or other rules and regulations promulgated under the Securities Act of 1933, as amended. The Investor agrees that any such cutbacks or delays in registration shall not be a breach of the Company’s obligation to register the Registrable Shares and shall not result in payment of Bonus Shares hereby. The Chief Executive Officer of the Company, Joe Shortal, personally guaranteed payment in full of all principal, interest and other monetary obligations of the Company under the Note.

The securities issued under the Agreements were offered and sold to the Investor in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. The Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Advances on Anticipated Promissory Note and Securities Purchase Agreements

On April 13, April 25, May 11 and May 14, 2007, the Company received advances in aggregate of $87,500 from various qualified and accredited investors. The term of these advances will be similar to the terms noted above in regards to the $125,000 advance received on April 25, 2007. Although such agreements have not currently been fully executed as of the date hereof, The Company anticipates that the securities to be issued will consist of the following: 10% Subordinated Promissory Notes in the aggregate principal amount of $87,500; 525,000 restricted shares of the Company’s Common Stock; and warrants to purchase 350,000 shares of the Company’s restricted Common Stock at $0.15 per share.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

12.   Subsequent Events (continued)

Agreement to Acquire The Apparel Agent, LLC.

On May 8, 2007, Sub-Urban Brands, Inc. (the "Company") entered into a definitive agreement (the “Agreement”) with The Apparel Agent, LLC(TAA) , Jiun Ku and Shirley Fong (the “Sellers”) to acquire 22.5%, 22.5% and 22.5%%, respectively, to acquire their membership interest in The Apparel Agent, LLC, a design, marketing, sales and manufacturing firm headquartered in Los Angeles, CA.

The Company has agreed to purchase 22.5% of the membership interest from Jiun Ku for $180,000, of which the Company must pay $100,000 in cash at the closing date and the remaining $80,000 shall be delivered to Jiun Ku in the form of a secured 8% promissory note. The company has agreed to purchase 22.5% of the membership interest from Shirley Fong for $195,000, of which the company must pay $100,000 in cash at the closing. The remaining $95,000 shall be delivered to Shirley Fong in the form of a secured 8% promissory note. TAA has the option to repurchase from Mr. Larry Block for $125,000 his 22.5% membership interest in the TAA, which upon the closing date the Company will purchase Mr. Block’s 22.5% membership interest through the TAA repurchase option.

The Company shall, at the Closing, have at least Three Hundred Thousand Dollars ($300,000) in cash or cash equivalents deposited in one or more accounts maintained for the Company or TAA. In addition, the Company shall directly invest into TAA an aggregate amount of at least One Million Fifty Thousand Dollars ($1,050,000) during the twelve (12) months following the closing. The Company has already advanced TAA Seventy-Five Thousand Dollars ($75,000) which both parties agreed that the Company will have made as an investment in the TAA at Closing pursuant to the terms of a promissory note issued by TAA to the Company dated February 23, 2007. In the event that the Company is not able to close this transaction by June 30, 2007, this $75,000 advance will not be repaid to the Company. The Note and related accrued interest receivable have been fully written off as of March 31, 2007.

Both of the promissory notes to Shirley Fong and Jiun Ku will bear interest at 8% per annum and will be due and payable at the earlier of (i) the first anniversary of the closing or (ii) upon the occurrence of an event of default, as defined therein. The Company may prepay the outstanding principal balance and unpaid accrued interest of both of the promissory notes in full. The notes will be secured by the assets of the Company pursuant to the terms of a security agreement between the parties; however, Ms. Ku and Ms. Fong have agreed to subordinate such notes as requested by the Company in connection with certain merger or combination transactions or future fundraising events.

The Company intends to fund the cash portion of the purchase price of the acquisition through a subsequent financing; however, there is no guarantee the Company will be successful in raising the required capital by June 30, 2007. The Agreement contains representations, warranties and covenants typical of transactions of this nature. Consummation of the transaction is subject to conditions typical of transactions of this type in the United States, including completion of due diligence by the Company and obtaining the required minimum capital to finance the acquisition.

The Company has not included pro-forma financial information related to this potential acquisition of TAA, due to the significant contingencies associated with the consummation of this transaction, primarily, the Company’s ability to raise the required minimum capital to finance the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

In this Report, the term "the Company" and its variants is generally used to refer to Sub-Urban Brands, Inc. and its subsidiaries.

Forward Looking Statements

Various portions of this Quarterly Report, including but not limited to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, Management's beliefs, and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company's future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to: changes in the pricing environment for the Company's products; changes in demand for products; the impact of competition; availability of financing for operations, changes in interest rates; and other risks discussed elsewhere in this Quarterly Report and from time to time in the Company's Securities and Exchange Commission (the "Commission") filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and in general economic and political conditions. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revision to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Cash Requirements and Additional Funding. We will require additional financing, either from loans, or the issuance of debt and equity securities. We are unlikely to obtain material commercial bank financing. If we cannot obtain sufficient additional financing, we may be forced to slow down or suspend our operations. The success of our business will be dependent on a number of factors, many of which are beyond our control (see "Risk Factors," below). Accordingly, we can give no assurance that the Company will become profitable. Further, we can give no assurance that we will be able to obtain sufficient financing to implement our business plan, or that if financing is obtained, such financing will not materially dilute our existing shareholders. Our ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions, our results of operations, our success in implementing our business plan for brand launches, our acquisition strategy and investors' perception of our business and prospects.

Assets. Our current assets total $108,627, consisting primarily of cash and cash equivalents of $20,236, inventory (net of reserves) of $22,025, notes receivable of $20,000, and deferred financing fees of $36,544. Long-term assets consist of property and equipment (net of accumulated depreciation) of $19,476 and deposits of $28,092.

Liabilities and Working Capital. Our liabilities of $4,659,753 are all current and consist primarily of accounts payable and accrued expenses of $329,602, accrued salary and benefits of $290,326, secured convertible notes payable in the principal amount of $750,000, convertible notes payable in the principal amount of $2,403,800, non-convertible notes payable in the principal amount of $1,145,056, and related-party notes payable in the amount of $20,000. These notes also have discounts, premiums, conversion price liabilities, and conversion features liability adjustments which on a net basis reduce liabilities by $676,837. The Company also has warrant liabilities of $30,492 and accrued interest payable of $367,314. The Company had a working capital deficit of $4,551,126 at March 31, 2007.

Results of Operations

Comparing three months ended March 31, 2007 and 2006:

In 2006, the Company focused on rebuilding the infrastructure of the Company and redesigning current brands and developing our new brand, Mash Culture Lab™, which was launched in August 2006. The brand did not achieve the level of market penetration and sales we had expected, resulting in our revised strategy, changing our focus from developing brands internally to also acquiring established brands through acquisitions.

The Company ended the first quarter of 2007 with a net loss of $926,930, as compared to a net loss of $980,114 for the same period in 2006. We recorded sales of $30,624, for the three months ended March 31, 2007, compared to $8,679 for the three months ended March 31, 2006, an increase of 253%, reflecting the Company’s investment and focus on the development of future products and brand name recognition, as well as seeking other revenue generating apparel organizations to become the primary source of revenue. Our gross margin was 8% for the three months ended March 31, 2007, and 58% for the same period last year, reflecting reduced prices due to markdowns as result of disappointing sales of our WHITEBOY® and Mash Culture Lab™ product lines. Our operating expenses for the quarter ended March 31, 2007 were $447,217, compared to $630,125 for the same period last year, a decrease of 29%. This change was due primarily to the 9% decrease of $37,649 in general and administrative expenses; a 75% decrease in sales and marketing expenditures of $119,788; and a 59% decrease in product development expenses of $25,469.

The decrease in general and administrative expenses is due primarily to i) decreases in investment banking and professional fees of $60,742; ii) decrease in non-cash compensation of $62,307; and iii) a decrease in travel and entertainment expense of $15,813; which were partially offset by iv) an increase of $18,322 in insurance expense related to the addition of D&O coverage in the second quarter of 2006 and v) the write-off of a note receivable of $75,000 and related accrued interest receivable of $1,143. (See note 12 of the Notes to the Consolidated Financial Statements as of March 31, 2007, included herein under Item 1.). The decrease in sales and marketing and product development expenses reflect the Company’s shift in strategy in late 2006 from developing its own brands to acquiring established brands through acquisition. The decrease in selling expense is due primarily to i) decreases in sales salaries of $20,000; ii) decreases in advertising expenditures of $62,567; iii) decreases in marketing and promotions of $14,624; iv) decrease in public relations expense of $10,000; and v) decreases in trade show expenses of $12,771. The decrease in product development expense of $25,469 is due to reduced expenditures for product design and sampling.

The net of other expenses for the quarter ended March 31, 2007 was $482,091, compared to $355,036, an increase of 36% and $127,055 from the same quarter last year. This change is due primarily to i) an increase of $444,671 in non-cash interest expense from equity instruments issued in connection with convertible notes; ii) an increase of non-cash loan extension expense of $85,163; and iii) an increase of $43,898 in interest expense. These increases were offset by i) a decrease of $67,712 in preferred stock redemption accretion due to the conversion of preferred stock to common stock prior to the Merger of May 11, 2006; ii) a non-cash gain on the revaluation of warrant liabilities of $138,874; iii) a non-cash gain on the revaluation of conversion feature liabilities of $125,792; and iv) a favorable swing in the non-cash gain (loss) on notes payable conversion price adjustments of $20,188.

The Company’s net loss was $926,930 compared to $980,114 for the quarters ended March 31, 2007 and 2006, respectively. Cash used for the Company’s operating activities was $240,110, and $645,006 for the quarters ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

At March 31, 2007, the Company had a working capital deficit of $4,551,126. The Company’s total assets at March 31, 2007 were $156,195, of which $20,236 was cash and $5,520 was accounts receivable (including the receivable from secured lender). At March 31, 2007, the Company’s total liabilities were $4,659,753. The Company has invested in the redesign and launch of its new brands, and does not anticipate material revenues from these products prior to the first quarter of fiscal 2008. Historically, management has been able to raise additional capital. Subsequent to March 31, 2007, the Company obtained an additional $212,500 from accredited investors as proceeds from the sale of securities, and advances on anticipated sales of securities. (See note 12 of the Notes to the Consolidated Financial Statements as of March 31, 2007, included herein under Item 1.) The successful outcome of future fundraising activities cannot be determined at this time and there is no assurance that the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In an effort to address the above issues, the Company is focused on revenue growth and raising additional capital. The Company believes it will need to raise an additional $3.5 million to execute its business plan for 2007. Although the Company believes that it will obtain this additional financing, there is no assurance that such financing will be sufficient or available on terms necessary to sustain the Company’s operations.

Additionally, The Company markets specialty-urban apparel brands of fashionable and contemporary apparel and accessory items designed for consumers with a young, active lifestyle. The Company’s success is largely dependent on its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand. The Company’s failure to anticipate, identify, or react to changes in fashion trends could adversely affect its results of operations.

Our Plan for Operations in 2007

The primary focus for the Company in 2007 will be to acquire leading edge companies who have an established brand identity, revenues, industry average or above average margins and an existence in a growing segment of the apparel industry. On May 8, 2007, the Company entered into a definitive agreement with The Apparel Agent, LLC, Jiun Ku and Shirley Fong (the “Sellers”) to acquire 22.5%, 22.5% and 22.5%, respectively, of the equity interests of The Apparel Agent, LLC. (See note 12 of the Notes to the Consolidated Financial Statements as of March 31, 2007, included herein under Item 1.) We have also entered into a Letter of Intent with REO STARR, LLC dated 9/29/2006, which is non-binding, except for confidentiality and certain other matters. The Company will attempt to complete both acquisitions by the end of the second quarter of 2007. In order to complete these intended acquisitions, the Company will be actively pursuing capital from retail and institutional investors and will work with its current debt holders to reduce all of the outstanding debt of the company. There is no assurance that we will obtain the additional and required capital financing to conclude these acquisition transactions.

If these acquisitions are consummated, they will provide immediate revenue and a product mix that encompasses denim as well as a vast array of knit top programs. Sub-Urban will be able to leverage the combined infrastructure of these two entities to drive multiple private label programs aimed at big box retailers such as Federated, Kohl’s Sears and Target to name a few. In addition, the Company will be able to produce its current labels of WHITEBOY for Men and WHITEBOY for Women at a substantially reduced cost through our acquisitions as well as leverage the relationships of the management of both acquisition to drive distribution deals through retail and on-line channels.

Sub-Urban Brands management team will focus on improving the financial and operational management in all our acquisitions. The Company will also work with the acquisitions to identify personnel needs and vendors who can facilitate growth and efficiency for their operations. These would include skilled personnel, consultants and vendors whose specialties are in production, sales, marketing, public relations and on-line media. The management team at Sub-Urban Brands will also concentrate on raising capital to complete the two announced acquisitions, working with current debt holders to convert all debt to common stock, integrating and upgrading accounting systems, practices and resources, as well as identifying future acquisitions in the marketplace.

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

Risk Factors

RISKS RELATED TO OUR BUSINESS

We have experienced historical losses and a substantial accumulated deficit. If we are unable to reverse this trend, we will likely be forced to cease operations.

We have incurred losses since inception, including losses of $926,930 and $5,529,877 for the three months ended March 31, 2007, and the year ended December 31, 2006, respectively, and expect to incur net losses for the foreseeable future. In addition, at March 31, 2007, we had a working capital deficit of $4,551,126 and a retained earnings deficit of $11,801,237. Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the foreseeable future, or at all.

We have a working capital deficit and significant capital requirements. Since we will continue to incur losses until we are able to generate sufficient revenues to offset our expenses, investors may be unable to sell our shares at a profit or at all.

The Company had a net loss of $926,930 for the three months ended March 31, 2007 and net cash used in operations of $240,110 for the three months ended March 31, 2007, and a working capital deficit of $4,551,126 at March 31, 2007.  Because the Company has not yet achieved or acquired sufficient operating capital, and given these financial results along with the Company's expected cash requirements in 2007, additional capital investment will be necessary to develop and sustain the Company's operations.

Our independent registered public accounting firm has raised doubt over our continued existence as a going concern.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

We have incurred losses for the past two fiscal years and had a net loss of $926,930 for the three months ended March 31, 2007. In addition, at March 31, 2007, we had a retained earnings deficit of $11,801,237. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels.  While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.  As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at March 31, 2007 and December 31, 2006. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 that expressed substantial doubt regarding our ability to continue as a going concern.

We need additional external capital and if we are unable to raise sufficient capital to fund our plans, we may be forced to delay or cease operations.

We are currently in negotiations with potential investors who may fund us and whose terms may or may not be favorable to the Company and its debt holders with respect to valuation and conversion of the existing debt

Based on our current growth plan, we believe we may require approximately $3.5 million in additional financing within the next twelve months to achieve our goals for 2007. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities.  If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those loans.  If we issue our securities for capital, then the interests of investors and stockholders will be diluted.

Our future success depends upon our ability to consummate acquisitions on terms favorable to the Company.

We have few assets and our business plan in large part involves making acquisitions of other businesses and assets.  We have currently identified and are negotiating with two potential acquisition targets. On May 8, 2007, the Company entered into a definitive agreement with The Apparel Agent, LLC , Jiun Ku and Shirley Fong (the “Sellers”) to acquire 22.5%, 22.5% and 22.5%%, respectively, of the equity interests of The Apparel Agent, LLC. (See note 12 of the Notes to the Consolidated Financial Statements as of March 31, 2007, included herein under Item 1.) The Company has also entered into a Letters of Intent with REO STARR, LLC and it members that are non-binding, except for confidentiality and certain other binding matters.

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

The Company must be able to acquire brands and or apparel companies that have strong brand identities in order to be successful in a highly competitive environment. We have determined that there is an affinity to the term “WHITEBOY®” and MASH CULTURE LAB ༬࿠within our targeted consumer groups, but this is no guaranty that the Company will be able to establish brand loyalty for them and the Company will focus on acquiring those brands or organizations that already have proven themselves successful.

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

We will require substantial amounts of working capital to fund our business and we cannot guaranty that additional financing will be available. We expect to require substantial additional capital to fund our acquisition strategy and operating expenses. We cannot be certain that any additional financing will be available to us on favorable terms when required, or at all. If we are unable to obtain sufficient additional capital when needed, we could be forced to alter our business strategy, delay or abandon some of our development plans or terminate our operations. In addition, if we raise additional funds through the issuance of equity, equity-linked or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock and our stockholders may experience additional dilution.
We currently operate two principal brands, WHITEBOY® for men and WHITEBOY® for girls as well as we are actively seeking revenue streams thru acquisitions. If we are unable to successfully acquire successful brands and or market and distribute our current brands our results of operations and financial condition will be adversely affected.

Our operating results may fluctuate significantly.

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter. We believe the factors that influence this variability of quarterly results include:

•	the potential to acquire successful brands or apparel related companies

•	the timing of our introduction of new product lines thru private labeling;

•	general economic and industry conditions that affect consumer spending and retailer purchasing;

•	the availability of manufacturing capacity;

•	the seasonality of the markets in which we participate;

•	the timing of trade shows;

•	the product mix of customer orders;

•	the timing of the placement or cancellation of customer orders;

•	the weather;

•	transportation delays;

•	quotas and other regulatory matters;

•	the occurrence of charge backs in excess of reserves; and

•	the timing of expenditures in anticipation of increased sales and actions of competitors.

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

The loss of or inability to enforce our trademarks, including “WHITEBOY®” ࿠or any of our other or future proprietary or licensed trademarks, designs, patents, know-how and trade secrets could adversely affect our business. If any third party copies or otherwise gains access to our trademarks or other proprietary rights, or develops similar products independently, it may be costly to enforce our rights and we would not be able to compete as effectively. Additionally, the laws of foreign countries may provide inadequate protection of intellectual property rights, making it difficult to enforce such rights in those countries.

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

Our success is largely dependent upon the expertise and knowledge of our management and the principal creative staff of our acquisitions, and our ability to continue to hire and retain other key personnel. The loss of any of our key personnel could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain “key person” life insurance on any of our management or key personnel.

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

The market price of our Common Stock may be adversely affected by market volatility.

The market price of our Common Stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of the results of our operations or the operations of our competitors,

•	developments with respect to intellectual property rights,

•	announcements of technological innovations by us or our competitors,

•	announcements of new services, products or new contracts by us or our competitors,

•	actual or anticipated variations in our operating results due to the level of development expenses and other factors,

•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates,

•	conditions and trends in the online digital music distribution or production industries,

•	new accounting standards,

•	general economic, political and market conditions and other factors, and the occurrence of any of the risks described in this Report.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighing the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer along with our company's Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

During the three months ended March 31, 2007, the Company issued $400,000 of new convertible securities in private placements to qualified buyers and accredited investors, with investment units consisting of notes, common stock and warrants. The fair value of the warrants at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the Notes. The value of the common stock issued was recorded at par plus additional paid-in capital and reduced the carrying value of the Notes, which was determined using the market price of the stock at the time of issuance, The discount on the Notes is being amortized to interest expense over the term of the Notes. The notes are convertible at the sole option of the Company with interest at 10%. The company can (i) prepay the note in full prior to or on the maturity date or (ii) convert at the sole option of the Company at the conversion price of 50% of the then current market price in the event of a financing of at least $1,000,000. If converted, such shares would need to be registered by the Company within 7 months of February 22, 2007.

In connection with these financings, the Company issued 2,350,000 shares of common stock, which the company must register by Sept 22, 2007. In the event the registration of the shares are not declared effective by that date, there is a penalty of 10% of the registrable common shares for each month in which the shares are not registered. The penalty shall be waived in the event the SEC cuts back the number of shares due to Rule 415 issues. The market value of the common stock was $216,600, and $39,925 of interest expense was recorded during the three months ended March 31, 2007.

In addition, the Company issued 1,800,000 warrants for the purchase of common stock at a price of $0.15, for 5 years. The warrants have piggyback registration rights. A net exercise is restricted to one year after issuance, and is not permitted if the underlying shares have been registered for resale. The fair value of the value of the warrants was $65,794, and $12,139 of interest expense was recorded during the three months ended March 31, 2007.

The Company believes it can repay the notes prior to the due date and thus shares from the notes would not be converted or registered and no value was assigned to the beneficial conversion and registration rights.

On February 12, 2007, the Company also issued a short term convertible promissory note in the amount of $35,000 which was repaid in two days.

The securities described above were offered and sold in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

4.1
Form of promissory notes for convertible financing and warrants for $125,000 and $250,000, of February 13, 2007 and February 22, 2007, respectively (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 1, 2007, 2006)

4.2	Form of promissory note for convertible financing and warrants for $25,000, of March 28, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 3, 2007)

4.3	Form of promissory note for convertible financing and warrants for $125,000, of May 15, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 18, 2007)

10.1	Entry into a material definitive agreement to acquire The Apparel Agent LLC (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 21, 2007
Sub-Urban Brands, Inc.

By: /s/ Joseph Shortal Joseph Shortal, Chief Executive Officer	By: /s/ Jack Mott Jack Mott, Chief Financial Officer, Chief Operating Officer
Principal Executive Officer	Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
4.1
Form of promissory notes for convertible financing and warrants for $125,000 and $250,000, of February 13, 2007 and February 22, 2007, respectively (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 1, 2007)

4.2	Form of promissory note for convertible financing and warrants for $25,000, of March 28, 2007 (incorporated by reference Form 8-K filed with the Securities and Exchange Commission on April 3, 2007)

4.3	Form of promissory note for convertible financing and warrants for $125,000, of May 15, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 18, 2007)

10.1	Entry into a material definitive agreement to acquire The Apparel Agent LLC (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act