Form 10QSB
period 2007-06-30
Sub-Urban Brands, Inc.
filed 2007-08-20
CIK 1265700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended June 30, 2007

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

Yes ☐   No ☑

As of August 20, 2007, there were 54,141,338 common shares outstanding.

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

As used in this report, the terms “we”, “us”, “our”, and “Sub-Urban Brands” mean Sub-Urban Brands, Inc. and our subsidiary Sub-Urban Industries, Inc.

THIS REPORT CONTAINS DISCUSSION, ANALYSIS AND FORWARD-LOOKING STATEMENTS WHICH PROVIDE INFORMATION THAT OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. ALL SUCH DISCUSSION, ANALYSIS AND FORWARD-LOOKONG STATEMENTS SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY’S CURRENT REPORT ON FORM 10-KSB FILED ON APRIL 18, 2007AND ALL SUBSEQUENT FILINGS.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007  (UNAUDITED)

June 30, 2007
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,266
Accounts receivable (net of allowance for doubtful accounts of $10,270)	-
Inventory (net of inventory reserves of $10,687)	10,687

Total Current Assets	$12,953

Property and Equipment (net of accumulated depreciation of $17,174)	16,867
Deposits	28,092
Total Assets	$57,912

See accompanying notes.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007 (UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

June 30, 2007
(Unaudited)
Current Liabilities
Accounts payable	$252,003
Accrued salaries and benefits	300,911
Accrued expenses	83,661
Accrued interest	478,770
Warrant liabilities	16,527
Convertible secured notes payable	750,000
Convertible unsecured notes payable (net of unamortized debt discounts)	2,281,050
Convertible notes payable - conversion features derivative liabilities	63,480
Notes payable	1,127,063
Notes payable - related party	20,000

Total Current Liabilities	$5,373,465

Total Liabilities	$5,373,465

Shareholders’ deficit
Preferred stock, $0.001 par value (10 million shares authorized; none issued or outstanding)	$—
Common stock, $0.001 par value (190,000,000 shares authorized; 54,141,338 shares issued and outstanding)	54,141
Additional paid-in capital	7,246,281
Accumulated deficit	(12,615,975)

Total Shareholders’ Deficit	$(5,315,553)

Total Liabilities and Shareholders’ Deficit	$57,912

See accompanying notes.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$29	$16,358	$30,653	$25,037
Cost of revenue	(2)	(8,972)	(28,247)	(12,603)
Gross profit	$27	$7,386	$2,406	$12,434

Operating Expenses
Selling expense	$26,044	$230,159	$65,276	$389,178
Product development	6,450	72,335	24,287	115,643
General and administrative expense	71,945	1,122,029	462,093	1,549,828
Total Operating Expenses	$104,439	$1,424,523	$551,656	$2,054,649

Loss from operations	$(104,412)	$(1,417,137)	$(549,250)	$(2,042,215)

Other Income (Expense)
Interest expense	$(635,046)	$(880,346)	$(1,289,785)	$(1,040,977)
Accretion of Series A Preferred Stock to redemption value premium	—	473,987	-	406,275
Amortization of loan guarantees	(18,821)	(163,884)	(28,231)	(273,139)
Amortization of deferred financing fees	(90,456)	—	(175,619)	—
Gain (loss) due to change in warrant liabilities	13,965	—	152,839	—
Gain (loss) due to change in conversion feature liabilities	20,927	(264,353)	149,470	(281,791)
Interest Income	-		1,143
(Loss) on disposition of property and equipment	(894)		(2,234)
Total Other Income (Expense)	$(710,325)	$(834,596)	$(1,192,417)	$(1,189,632)
Provision for income taxes	—	—	—	—
Net Loss	$(814,737)	$(2,251,733)	$(1,741,667)	$(3,231,847)

Loss per weighted average share of common stock outstanding - basic and diluted	$(0.02)	$(0.06)	$(03)	$(0.10)

Weighted average shares outstanding - basic and diluted	53,519,910	38,619,250	52,304,599	33,164,734

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Includes the following amounts related to share-based compensation expense net of forfeitures for stock options:
General and administrative expense	$(220,076)	$206,701	$(147,595)	$341,489

Total	$(220,076)	$206,701	$(147,595)	$341,489

See accompanying notes.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	Six months ended June 30, 2007	Six months ended June 30, 2006
Cash flows from operating activities:
Net loss	$(1,741,667)	$(3,231,847)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	2,242	2,164
Provision for doubtful accounts	2,227	—
Provision for inventory markdowns	(141,979)	—
Write-off of notes and accrued interest receivable	96,143	—
Preferred stock redemption accretion	-	(200,473)
(Gain) / loss on notes payable conversion price	(3,171)	108,803
Amortization of discount and conversion features on notes payable	1,076,360	916,627
Option compensation expense (benefit)	(147,594)	341,489
Issuance of notes payable for services	-	—
Issuance of warrants for services	-	349,953
Issuance of warrants for loan extension	175,619	—
(Gain) / loss on warrant liability	(152,839)	—
(Gain) / loss on conversion features	(146,299)	—
Issuance of warrants and common stock for loan guarantee	28,231	273,139
Preferred stock beneficial conversion adjustments	-	172,988
(Gain) / loss on disposition of property and equipment	2,233	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	21,495	3,307
(Increase) decrease in inventory	181,144	(114,492)
(Increase) decrease in prepaid expenses and other current assets	25,616	(64,862)
(Increase) decrease in deposits	-	1,600
(Increase) decrease in other receivables	-	(16,670)
Increase (decrease) in accounts payable	(5,339)	100,520
Increase (decrease) in accrued salary and related benefits	34,576	16,747
Increase (decrease) in accrued expenses	(20,192)	(84,848)
Increase (decrease) in accrued interest	206,564	(10,892)
Net cash used for operating activities	$(506,630)	$(1,436,747)

Cash flows from investing activities:
Proceeds from disposition of property and equipment	$1,250	$—
Purchase of property and equipment	-	(6,587)
Purchase of interest bearing note receivable	(75,000)	—
Net cash used for investing activities	$(73,750)	$(6,587)

Cash flows from financing activities:
Payments on secured credit financing	$(14,845)	$—
Proceeds from secured convertible notes payable		750,000
Proceeds from unsecured convertible notes payable	717,500	1,274,600
Payments on unsecured convertible notes payable	(139,000)	(427,800)
Net cash provided by financing activities	$563,655	$1,596,800

Net increase (decrease) in cash and cash equivalents	$(16,725)	$153,466
Cash and cash equivalents, beginning of period	18,991	1,867

Cash and cash equivalents, end of period	$2,266	$155,333

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,162	$18,234
Taxes	$—	$—

See accompanying notes.

Supplemental disclosures of non-cash investing and financing transactions:

During the six months ended June 30, 2007, the Company entered into the following non-cash transactions:

•	$206,723 for the revision of certain terms on 6,950,000 warrants for loan extensions and loan guarantees

•	2,930,000 warrants having a fair value of $117,294 issued in conjunction with debt financing

•	4,045,000 shares of common stock having a fair value of $382,500 issued in conjunction with debt financing

During the six months ended June 30, 2006, the Company entered into the following non-cash transactions:

•	$1,076,101 for the conversion of 2,167,910 shares of preferred stock into 2,859,863 shares of restricted common stock

•	$910,931 for the conversion of convertible notes payable plus accrued interest into 3,012,325 share of restricted common stock

•	$14,500 for the issuance of 14,500,000 shares of $0.001 par value restricted common stock in connection with our reverse merger

•	$250,000 for the issuance of 1,000,000 shares of restricted common stock and $77,768 for 1,000,000 warrants for a loan guarantee

•	$441,525 for the issuance of 4,260,000 warrants for services

The accompanying notes are an integral part of these financial statements.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

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

Merger of Sub-Urban Brands, Inc, and Sub-Urban Industries, Inc.:

SUI completed a reverse merger transaction on May 11, 2006 with DP&D, Inc., a Nevada corporation formed on March 1, 2001. As of May 11, 2006, the effective date of the merger, DPD had nominal assets and liabilities. Effective with the merger, the directors and management of SUI became the directors and management of DPD. SUI has been considered the acquirer in this transaction, frequently referred to as a “reverse merger” of a shell company, and accounted for as a recapitalization. Accordingly, no goodwill or other adjustment in basis of assets is recorded. The shares of the shell, the legal surviving entity, are treated as issued as of the date of the transaction, and the shares held by the controlling shareholders after the transaction, are treated as outstanding for the entirety of the reporting periods. DPD was formed as a full-service provider of consulting services for weddings, holy unions and anniversaries. It had not commenced business operations as of May 11, 2006, and had nominal assets and liabilities. Pursuant to the reorganization, the controlling shareholders of SUI became DPD’s controlling shareholders. On April 27, 2006, the Company changed its corporate name from DPD, Inc. to Sub-Urban Brands, Inc., and its trading symbol to SUUB.OB. SUI currently remains a wholly owned subsidiary of Sub-Urban Brands, Inc. The Company stock is quoted and traded on the NASDAQ OTC Bulletin Board.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Regulation SB do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of Sub-Urban Brands, Inc. included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of June 30, 2007, and the results of operations for the three months and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. The results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

Basis of Consolidation

The consolidated financial statements include the accounts of Sub-Urban Brands, Inc., and its wholly owned subsidiary Sub-Urban Industries, Inc. All significant inter-company balances and transactions have been eliminated.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in SUB’s significant accounting policies during the three months and six months ended June 30, 2007 as compared to what was previously disclosed in SUB’s Annual Report on Form 10-KSB for the year ended December 31, 2006 , and SUB’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, except for the adoption of FIN 48 as discussed in this and the prior quarterly report.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

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

Accounts Receivable

The Company extends credit to customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s allowance for doubtful accounts was $10,270 at June 30, 2007.

Inventory

Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out method. The Company’s inventory at June 30, 2007, consisted of finished goods valued at $10,687 net of the reserve. The Company continually evaluates its inventories by assessing slow moving products. Market value of inventory is estimated based on historical sales, current demand, inventory levels and an evaluation of current market trends and economic conditions. The reserve for lower-of-cost-or-market adjustments at June 30, 2007 was $10,687

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

1.  Significant Accounting Policies (continued)

Convertible Debt Financing and Derivative Liabilities

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

The Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” Under EITF 05-04, liquidated damages clauses may qualify as freestanding financial instruments for treatment as a derivative liability. Furthermore, EITF 05-04 addresses the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 doesn’t reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C).

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

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

Comprehensive Income (Loss)

Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity, which under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three months and six months ended June 30, 2007and 2006, comprehensive loss is equivalent to the Company’s reported net loss. Accordingly, a separate statement of comprehensive loss is not presented.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

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

Advertising

The Company expenses advertising costs as incurred, consisting primarily of advertising at events, placement in multiple print and internet publications, along with design, production and printing costs of sales materials. Advertising expense for the three-month periods ended June 30, 2007 and 2006 amounted to $0 and $98,394, respectively Advertising expense for the six-month periods ended June 30, 2007 and 2006 amounted to $0 and $160,961, respectively.

Stock- Based Compensation

Equity Incentive Plan

The Company has an Equity Incentive Plan (“Plan”) under which officers, key employees, consultants, and non-employee directors may be granted options to purchase shares of the Company’s authorized but un-issued common stock. The maximum number of shares of the Company’s common stock available for issuance under the Plan at June 30, 2007 is 18,983,292 shares (see Note 9).

Prior to December 31, 2005, the Company had elected to follow Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) in accounting for its employee and non-employee stock options. Accordingly, the Company determined compensation costs based on the fair value at the grant date for its stock options using the Black-Scholes valuation method. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company’s options do not have the complete characteristics of traded options. The option valuation models do not necessarily provide a reliable measure of the fair value of its options (see Note 9). Effective January 1, 2006, the Company has adopted the fair value based method of accounting prescribed in FASB Statement of Financial Accounting Standards No. 123R Accounting for Share-Based Payment.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

1.  Significant Accounting Policies (continued)

Share-based Compensation Expense

SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options issued under the New Plan. The financial statements for the three months and six months ended June 30, 2006, reflect the effect of SFAS 123(R). The differences between SFAS 123 and SFAS 123R were relatively minor to the Company. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Consolidated Statements of Operations during the three months and six months ended June 30, 2007 and 2006, include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line attribution method.

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

As share-based compensation expense recognized in the Consolidated Statements of Operations for the three months and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. However, based on the Company’s relatively short operating history to develop a meaningful rate for estimating forfeitures, prior to January 1, 2006, the Company accounted for forfeitures as they occurred. If factors change and the Company utilizes different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that the Company recorded under SFAS 123(R) may differ from what was recorded in the current period. For the three months and six months ended June 30, 2007, the Company had forfeitures resulting in expense adjustments of $267,330 and $272,061, respectively. At June 30, 2007 there is total unrecognized compensation expense related to stock options granted under the plan of $57,138. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.1 years.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

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

The Company does recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

The tax years 2001 - 2006 remain open to examination by federal and state taxing authorities to which the Company is subject.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of any potential audits and the expiration of statute of limitations prior to June 30, 2008.

Recent Accounting Pronouncements

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, " Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. " EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on nonvested equity shares or nonvested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings.  This issue is effective for annual periods beginning after September 15, 2007.  Also in June 2007, the EITF ratified EITF Issue No. 07-3 , " Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities ."  EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company has evaluated the potential impact of these issues and anticipates that they will have no material impact on the Company's financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

2.  Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,741,667 and $5,529,877 for the six months ended June 30, 2007, and the year ended December 31, 2006, respectively, and had negative operating cash flows of $506,630 and $2,883,397 for the respective periods. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

•	The Company is seeking investment capital through bridge financing.

•	The Company is exploring new sales channels for the MASH CULTURE LAB ™ and the WHITEBOY® brands of products, which is dependent upon obtaining additional financing.

•
Discussions and negotiations regarding possible acquisitions of companies with established brands and revenues. Any such acquisition is dependent upon the Company obtaining a significant amount of new capital financing.

Historically, management has been able to raise additional capital. Subsequent to June 30, 2007, the Company obtained an additional $100,000 in debt capital. (See Note 11 on subsequent events.) The proceeds were used for working capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

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

3.  Secured Line of Credit - Accounts Receivable

In September 2006, the Company obtained a new secured lending facility with a $200,000 limit from a financial institution, American Business Finance LLC (ABF). Under the terms of the agreement, the Company assigned most of its trade receivables, whereby ABF advanced up to 80% of the assigned receivables, but retained full right of recourse to have the Company repurchase any receivables that remain unpaid 90 days from date of invoice. The Company’s borrowings were secured by the underlying assigned trade receivables, as well as by a general grant of security interest in the Company’s receivables, inventories, equipment, furniture, fixtures, intangibles and various other assets. The receivables were subject to full recourse; therefore, the transactions did not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). The Company did not transfer any receivables to the financial institution during the six-month period ending June 30, 2007. At June 30, 2007, advance borrowings had been fully repaid and there were no receivables that were assigned and collateralized under this financing agreement. The Company terminated the agreement on May 2, 2007.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator
Net loss available to common shareholders	$(814,737)	$(2,251,733)	$(1,741,667)	$(3,231,847)

Denominator
Weighted average common shares outstanding	53,519,910	38,619,250	52,304,599	33,164,734

Net loss per common share:
Basic and diluted	$(0.02)	$(0.06)	$(0.03)	$(0.10)

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

4.  Basic and Diluted Loss Per Share (continued)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	June 30, 2007	June 30, 2006
Secured promissory notes convertible to common stock (a)	3,361,315	3,000,000
Promissory Notes convertible to common stock (b)	8,832,570	7,322,312
Options to purchase common stock	6,991,035	10,638,587
Warrants to purchase common stock	26,347,910	24,632,245
Potential equivalent shares excluded	45,532,830	45,593,144

(a) Consists of secured convertible promissory notes issued in 2006 with a principal and accrued interest balance of $840,329.

(b) For the six months ended June 30, 2007, consists of notes issued in 2004 with a principal and accrued interest balance of $123,342 convertible into 384,282 shares of common stock; notes issued in 2005 with a principal and accrued interest balance of $216,689 convertible into 860,394 shares of common stock; and notes issued in 2006 with a principal and accrued interest balance of $2,737,302 convertible into 10,949,207 shares of common stock. For the six months ended June 30, 2006, consists of convertible promissory notes issued in 2004 with a principal of $250,000 with a conversion adjustment feature, convertible into 891,587 shares of common stock, and convertible promissory notes with a principal of $1,533,800 convertible into 6,430,725 shares of common stock.

5.  Property and Equipment

At June 30, 2007, property and equipment consisted of the following:

June 30, 2007

Computers and other equipment	$22,713
Furniture and fixtures	2,379
Machinery & equipment	8,949

Total property and equipment	$34,041
Less: accumulated depreciation	(17,174)

Property and equipment, net	$16,867

Depreciation expense for the three-month periods ended June 30, 2007 and 2006 was $1,665 and $1,407, respectively, and for the six-month periods ended the same dates was $2,242 and $2,164, respectively. Depreciation expense is included as a component of general and administrative expense in the accompanying financial statements.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

6.  Notes Payable

Details of Debentures

Debt consists of the following at June 30, 2007:

Convertible secured notes payable	$750,000
Discount on convertible secured notes payable	-
Sub-total	$750,000

Convertible unsecured notes payable	$2,652,300
Conversion price liability	3,322
Discount on convertible unsecured notes payable	(374,572)
Sub-total	$2,281,050

Conversion features derivative liabilities	$63,480

Non-convertible notes payable	$1,145,056
Non-convertible note discounts	(17,993)
Sub-total	$1,127,063

Non-convertible notes payable - related party	$20,000

Total debt	$4,241,593
Less: current portion	(4,241,593)
Long-term debt, less current portion	$0

Convertible Notes Payable

Schedule of Changes in Convertible Notes Payable during the six months ended June 30, 2007:

	Convertible Notes Payable - Secured	Convertible Notes Payable	Total convertible Notes Payable
Balance at December 31, 2006	$750,000	$2,073,800	$2,823,800
New financing arrangements	—	717,500	717,500
Note conversions to common stock	—	—	—
Note principal repayments	—	(139,000)	(139,000)
Principal Balance at June 30, 2007	$750,000	$2,652,300	$3,402,300

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

6.  Notes Payable (continued)

Transactions during the six months ended June 30, 2007:

Convertible Debt Issued with Stock Purchase Warrants and Common Stock

During the six months ended June 30, 2007, the Company sold in a private placement to qualified buyers and accredited investors Note Units (the Note Offering). The Note Units consisted of an aggregate of $682,500 principal amount of 10.0% unsecured Notes (collectively, the Notes) with $250,000 due December 15, 2007, $125,000 due February 13, 2008, $25,000 due March 28, 2008, $25,000 due April 13, 2008, $150,000 due April 25, 2008, $25,000 due May 11, 2008, $12,500 due May 14, 2008, $12,500 due May 21, 2008, and $57,500 due May 23, 2008, and an aggregate of 4,045,000 shares of unregistered common stock and Common Stock Purchase Warrant (collectively the Warrants) to purchase an aggregate of 2,930,000 shares of the Company’s common stock, par value $0.001 per share (the Common Stock), at an exercise price of $0.15 per share. The proceeds were used to fund working capital needs of the Company.

The values assigned to the warrants and commons shares issued followed the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, FSP-00-19-2 “Accounting for Registration Payment Arrangements”, and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The debt discount associated with the Warrants and common shares is amortized to interest expense over the life of the Debenture or upon earlier conversion of the Debenture using the effective yield method. The Company did not assign any value to the embedded beneficial conversion feature, since the option to convert is at the sole discretion of the Company and contingent upon obtaining an additional $1 million in financing. The Notes contain representations, warranties and default provision typical of financings of this nature.

Total funds received of $682,500 were allocated $382,500 to the Common Stock, $117,294 to the Warrants and $182,706 to the Notes The fair value of the warrants at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the Notes. The fair value of the common stock issued reduced the carrying value of the Notes, which was determined using the market price of the stock at the time of issuance. The discount on the Notes is being amortized to interest expense over the term of the Notes. The Company amortized $131,865 of discounts to interest expense during the six months ended June 30, 2007 related to these notes.

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

In connection with these financings, the Company issued 4,045,000 shares of common stock, which the company must register by Sept 22, 2007. The Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) in order to register the Shares, for resale and to cause such registration to be declared effective by the SEC within seven (7) months of the Closing In the event that the registration statement is not declared effective by the SEC on or before the seven-month anniversary of the Closing Date, the Company shall, at the first day of each calendar month thereafter and continuing for so long as the Registrable Shares are not registered, issue to the Investors as “Bonus Shares” 10% of the shares issued. Notwithstanding the foregoing, the Company will include the Shares on its next Registration Statement filed with the SEC. The Investors specifically acknowledged and agreed that the SEC may request that the number of shares in any registration statements filed by the Company for selling shareholders be cut back or registration delayed pursuant to the SEC’s interpretation of Rule 415 or other rules and regulations promulgated under the Securities Act of 1933, as amended. The Investors agreed that any such cutbacks or delays in registration shall not be a breach of the Company’s obligation to register the Registrable Shares and shall not result in payment of Bonus Shares hereby. The maximum amount of Bonus Shares that could be issued is 2,022,500. Subsequent to June 30, 2007, the Investors agreed to waive their rights to Bonus Shares and to convert their registration rights to “Piggyback Rights.” (See note 11.)

The Company issued 2,930,000 warrants for the purchase of common stock at a price of $0.15 with an exercise period of five years. The warrants have piggyback registration rights. A net exercise is restricted to one year after issuance, and is not permitted if the underlying shares have been registered for resale. The fair value of the warrants was $117,294.

The Company’s intention is to repay these notes in cash.

Debt Repayment

The Company repaid an aggregate of $104,000 of principal on certain convertible notes issued in 2005 and accrued interest of $4,162 on a convertible note also issued in 2005.

Warrant Liability

For the six months ended June 30, 2007, the warrant liability for warrants issued in connection with 2006 convertible note financings were remarked to market as of June 30, 2007, with a net total decrease in the warrant liability and a non-cash gain of $152,839

Beneficial Conversion Features Liability

For the six months ended June 30, 2007, the beneficial conversion features in connection with 2006 convertible note financings were remarked to market as of June 30, 2007, with a net total decrease in the conversion feature liability and a non-cash gain of $149,470.

Other Convertible Debt

During the six months ended June 30, 2007, the Company obtained financing through the issuance of a short-term convertible promissory note for $35,000, which was subsequently repaid by the Company within two days.

Related Party Notes Payable

In December 2006, the Company issued a subordinated promissory note in the aggregate principal amount of $15,000 to a member of the board of directors of the Company. The notes bears interest at a rate of 8%, plus a $5,000 loan bridge fee, all due on February 11, 2007. Accrued interest on this note at June 30, 2007 was $661

Events of Default

The Company has certain notes that have events of default; however, the holders of these notes have not exercised any of their rights under these provisions.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

7.  Common Stock

Transactions during the six months ended June 30, 2007

The Company issued 4,045,000 shares of common stock in connection with $682,500 of new convertible securities in private placements to qualified buyers and accredited investors, with investment units consisting of notes, common stock and warrants described in Note 8.

8.  Warrants

As of June 30, 2007 and 2006, the Company has 26,347,910 and 24,632,245 warrants to purchase shares of common stock respectively outstanding. The fair value of the warrants was determined using the Black-Scholes option-pricing model (with the same assumptions as those used for the options, see Note 9).

There were no warrants exercised during the six-month periods ended June 30, 2007 and 2006.

Changes in the status of warrants, prior to any conversion price adjustments are summarized below for the six-month periods ended June 30, 2007 and 2006:

	Six Months ended June 30, 2007		Six Months ended June 30, 2006
	Warrants	Weighted Average Price	Warrants	Weighted Average Price
Outstanding at beginning of period	29,906,310	$0.30	3,603,845	$0.32
Granted	2,930,000	$0.15	21,028,400	$0.24
Cancelled or expired	(6,488,400)	$0.33	—	$—
Exercised	—	$—	—	$—
Outstanding at end of period	26,347,910	$0.23	24,632,245	$0.28
Exercisable at the end of the period	26,347,910	$0.23	24,632,245	$0.28
Price range of warrants	$0.10 - 0.40		$0.10 - 0.375

Transactions during the six months ended June 30, 2007

During the six months ended June 30, 2007 the Company issued warrants convertible into 2,930,000 shares of its common stock in connection with the extension of debt. The exercise price of the warrants was $0.15 per share. The value of these warrants was $117,294 on the dates of the grants. The Company uses the Black-Scholes Model to determine fair value for valuing warrants issued. The Black-Scholes method is based on the following assumptions for the six months ended June 30, 2007: average risk free interest rate ranging from 4.62% to 4.86%; dividend yield of 0%; average volatility factors for the expected market price of the Company’s common stock of 55.92% and 60.16% for the three months ended March 31, 2007 and June 30, 2007, respectively, and the actual term of the warrants. These warrants include “piggy-back” registration rights, unless the Registrable Shares can be sold under the provisions of Rule 144 without limitation as to volume, whether pursuant to Rule 144(k) or otherwise. If the Company shall determine to register any Common Stock under the Securities Act for sale in connection with a public offering of Common Stock (other than pursuant to an employee benefit plan or a merger, acquisition or similar transaction), the Company will give written notice thereof to Holder and will include in such Registration Statement any of the Registrable Shares which Holder may request be included (“ Included Shares ”) by a writing delivered to the Company within 15 days after the notice given by the Company to Holder; provided, however, that if the offering is to be firmly underwritten, and the representative of the underwriters of the offering refuse in writing to include in the offering all of the shares of Common Stock requested by the Company and others, the shares to be included shall be allocated first to the Company and any shareholder who initiated such Registration and then among the others based on the respective number of shares of Common Stock held by such persons. If the Company decides not to, and does not, file a Registration Statement with respect to such Registration, or after filing determines to withdraw the same before the effective date thereof, the Company will promptly so inform Holder, and the Company will not be obligated to complete the registration of the Included Shares included therein.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

8.  Warrants (continued)

During the six months ended June 30, 2007, in exchange for a loan extension and third-party loan guarantees on a portion of the Company’s existing debt, the Company modified the warrant exercise period and the exercise price of warrants previously issued. The Company uses the Black-Scholes Model to determine fair value for valuing warrants issued. The Black-Scholes method was based on the following assumptions for the six months ended June 30, 2007: average risk free interest rate ranging from 4.62% to 4.86%; dividend yield of 0%; average volatility factors for the expected market price of the Company’s common stock of 55.92% and 60.16% for the three months ended March 31, 2007 and June 30, 2007, respectively, and the actual term of the warrants The specific changes to warrant terms were as follows:

i) On Feb 13. 2007 the Company (i) extended by three years the exercise period for two warrants each for the purchase of 2,000,000 shares of the Company’s common stock, and (ii) reduced the exercise price from $0.25 to $0.15. The change in the fair value of the warrants was $115,405 and was charged to Note Discount, and was fully amortized during the six months ended June 30, 2007.

ii) On Feb 13. 2007 the Company (i) extended by three years the exercise period a warrant for the purchase of 1,850,000 shares of the Company’s common stock, and (ii) reduced the exercise from $0.50 to $0.15. The change in the fair value of the warrants was $54,255 and was charged to Deferred Financing, and was fully amortized during the six months ended June 30, 2007.

iii) On March 12, 2007 the Company (i) extended by four years the exercise period for two warrants, each for the purchase of 50,000 shares of the Company’s common stock, and (ii) reduced the exercise price from $0.25 to $0.15. The change in the fair value of the warrants was $2,873 and was charged to Note Discount, and was fully amortized during the six months ended June 30, 2007.

iv) On March 12, 2007 the Company (i) extended by three years the exercise period for two warrants, each for the purchase of 500,000 shares of the Company’s common stock, and (ii) reduced the exercise price from $0.25 to $0.15. The change in the fair value of the warrants was $28,231 and was charged to Deferred Financing, and was fully amortized during the six months ended June 30, 2007.

9.  Stock-Based Compensation

On June 25, 2003 the Board of Directors of the Company adopted an equity incentive plan. At June 30, 2007, the plan has authorized a share pool 18,983,292 shares, of which a total of 6,991,035, were outstanding. There were no exercises of stock options during the six-month periods ended June 30, 2007 and 2006.

The Company accounts for its stock-based compensation based on SFAS No. 123R, “Accounting for Stock-Based Compensation” Pursuant to SFAS No.123R, the Company recognized an expense for the fair market value of the stock-based instrument granted to third parties and employees. Pursuant to SFAS No. 123, compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The Company uses the Black-Scholes Model to determine fair value for valuing options issued.

During the six months ended June 30, 2007, the company canceled options convertible into 1,878,717 shares of its common stock due to forfeitures as result of employee separations. The exercise price of the options was $0.25 to $0.64 per share. The Company recorded a credit of $272,061 to non-cash compensation expense for the value of non-vested options expensed prior to the forfeiture.

The fair value of options granted under the plan was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Six Months ended June 30,
	2007	2006
Expected term (in years)	N/A	6.0
Risk-free interest rate	N/A	4.68-5.24%
Expected volatility	N/A	43.85-50.28%
Expected dividend yield	N/A	0%
Weighted average fair value at grant date	N/A	$0.17

The Company issued no stock options during the six months ended June 30, 2007 to employees or consultants.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

9.  Stock-Based Compensation (continued)

The effect of recording share-based compensation expense for the six-month periods ended June 30, 2007 and 2006 is as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Stock-based compensation expense related to employee stock options	$147,595	$341,489
Tax benefit	—	—
Net decrease in net earnings	$147,595	$341,489

Effect on:
Cash flows from operating activities	$—	$—
Cash flows from financing activities	$—	$—

Effect on:
Net earnings per share — Basic	$0.00	$0.01
Net earnings per share — Diluted	$0.00	$0.01

Changes in the status of options are summarized below for six-month period ended June 30, 2007:

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2006	9,988,722	8,869,752	$0.31
Granted	—	—	$—
Authorized	124,818	—	$—
Cancelled or expired	1,878,717	(1,878,717)	$0.33
Exercised	—	—	$—
Balance at June 30, 2007	11,992,257	6,991,035	$0.30	3.2	$—
Vested and Exercisable at June 30, 2007		6,122,544			$—

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price at the end of the reporting period. The Company’s stock began trading on the NASDAQ OTC Bulletin Board in May of 2006, concurrent with the Company’s reverse merger. As of June 30, 2007, the Company’s closing price was $0.06, as a result there is no intrinsic value as of that date.

The total pre-tax intrinsic value of options exercised was $0, and $0, during the six-month periods ended June 30, 2007 and 2006, respectively.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

9.  Stock-Based Compensation (continued)

Total options under the Plan at June 30, 2007, comprised the following:

Option Exercise Price	Number Outstanding as of June 30, 2007	Weighted Average Remaining Contractual Life (Years)	Number Exercisable as of June 30, 2007
$0.64	328,475	0.2	328,475
$0.42	1,000,000	9.2	390,412
$0.38	400,500	7.1	400,500
$0.33	199,187	0.2	199,187
$0.28	632,198	6.2	632,198
$0.25	4,430,675	1.4	4,171,772
Total	6,991,035		6,122,544

As of June 30, 2007, there was $57,138 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.1 years.

At June 30, 2007, the Company has 868,491 options that are not vested, with total outstanding options at June 30, 2007 of 6,991,035

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

Future minimum lease payments under this operating lease as of June 30, 2007 are as follows:

2007	$55,180
2008	112,593
2009	95,688
Total	$263,461

Rent expense under operating leases for the six months ended June 30, 2007 is $73,621.

SUB-URBAN BRANDS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

11.    Subsequent Events

Termination of Agreement to Acquire The Apparel Agent, LLC

On August 9, 2007, Sub-Urban Brands, Inc. (the "Company") terminated the definitive agreement (the “Agreement”) entered into on May 8, 2007 with The Apparel Agent, LLC (TAA) , Jiun Ku and Shirley Fong (the “Sellers”) to acquire 22.5%, 22.5% and 22.5%%, respectively, to acquire their membership interest in The Apparel Agent, LLC, a design, marketing, sales and manufacturing firm headquartered in Los Angeles, CA.

Advance on Anticipated Promissory Note and Security Purchase Agreements

On August 13, 2007 the Company received an advance of $100,000 from an accredited investor.

Shareholders Waive Certain Rights on All Shares Issued in 2007

During the week ended August 20, 2007, all investors who signed Securities Purchase Agreements in 2007 (the “Agreements”) agreed to waive certain rights granted under the Agreements. Specifically, investors waived all rights to “Bonus Shares” which the Company would have been obligated to issue had it not complied with certain registration rights granted under the Agreements. In addition, the investors have agreed to convert their registration rights to “Piggyback Rights”. The 2007 Securities and Purchase Agreements represent an aggregate of $682,500 in note principal, 4,045,000 common shares, and 2,930,000 warrants.

Appointment of New Chief Financial Officer

On August 18, 2007, the Company appointed Stephen Ruszak as Chief Financial Officer. Prior to this appointment, Mr. Ruszak served as the Company’s Vice President of Finance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report on Form 10-KSB for the year ended December 31, 2006, and Quarterly Report on Form 10-QSB for the three months ended March 31, 2007.

In this Report, the term "the Company" and its variants is generally used to refer to Sub-Urban Brands, Inc. and its subsidiary.

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

Assets. Our current assets total $12,953, consisting of cash and cash equivalents of $2,266 and inventory (net of reserves) of $10,687. Long-term assets consist of property and equipment (net of accumulated depreciation) of $16,867 and deposits of $28,092.

Liabilities and Working Capital. Our liabilities of $5,373,465 are all current and consist primarily of accounts payable and accrued expenses of $335,664, accrued salary and benefits of $300,911, secured convertible notes payable in the principal amount of $750,000, convertible notes payable in the principal amount of $2,652,300, non-convertible notes payable in the principal amount of $1,145,056, and related-party notes payable in the amount of $20,000. These notes also have discounts, premiums, conversion price liabilities, and conversion features liability adjustments which on a net basis reduce liabilities by $325,763. The Company also has warrant liabilities of $16,527 and accrued interest payable of $478,770. The Company had a working capital deficit of $5,360,512 at June 30, 2007.

Results of Operations

Comparing the six months ended June 30, 2007 and 2006:

In 2006, the Company focused on rebuilding the infrastructure of the Company and redesigning current brands and developing our new brand, Mash Culture Lab™, which was launched in August 2006. The brand did not achieve the level of market penetration and sales we had expected, resulting in our revised strategy, changing our focus from developing brands internally to primarily acquiring established brands through acquisitions.

The Company incurred a net loss of $1,741,667 for the six months ended June 30, 2007, as compared to a net loss of $3,231,847 for the same period in 2006.   We recorded sales of $30,653, for the six months ended June 30, 2007, compared to $25,037 for the same period in 2006, an increase of 22%, reflecting the Company’s investment and focus in the second half of 2006 on the development of future products and brand name recognition, as well as seeking other revenue generating apparel organizations to become the primary source of revenue. Our gross margin was 8% for the six months ended June 30, 2007, and 50% for the same period last year, reflecting reduced prices due to markdowns as result of disappointing sales of our WHITEBOY® and Mash Culture Lab™ product lines. Our operating expenses for the six months ended June 30, 2007 were $551,656, compared to $2,054,649 for the same period last year, a decrease of 73%. This change was due primarily to a 70% decrease of $1,087,734 in general and administrative expenses; an 83% decrease in sales and marketing expenditures of $323,902; and a 79% decrease in product development expenses of $91,356

The decrease in general and administrative expenses is due primarily to i) a decrease in investor relations expense of $404,556; ii) decreases in payroll and other employee expenses of $76,354; iii) decreases in investment banking and professional fees of $233,632; iv) decrease in non-cash compensation of $489,084; and v) a decrease in travel and entertainment expense of $30,544; which were partially offset by vi) an increase of $28,079 in insurance expense due primarily to the addition of D&O coverage in the second quarter of 2006 and vii) the write-off of a notes receivable and related accrued interest receivable of $96,143 related to loans made to two earlier acquisition targets, The Apparel Agent, LLC and REO STARR, LLC, both of which the Company is no longer pursuing The decrease in sales and marketing and product development expenses reflect the Company’s shift in strategy in late 2006 from developing its own brands to acquiring established brands through acquisition. The decrease in selling expense is due primarily to i) decreases in sales and marketing salaries of $58,776; ii) decreases in advertising expenditures of $160,961; iii) decreases in marketing and promotions of $55,712; iv) decrease in public relations expense of $37,875; and v) decreases in trade show expenses of $11,912. The decrease in product development expense of $91,356 is due to a decrease in product design salaries of $57,515 and a reduction of product design and sampling expenditures of $33,841.

Other expense (net of other income) for the six months ended June 30, 2007 was $1,192,417, compared to $1,189,632, an increase of 0.2% or $2,785 from the same period last year. This small increase results from i) an increase of $155,018 in non-cash interest expense from equity instruments issued in connection with convertible notes; ii) an increase of non-cash loan extension expense of $175,619; and iii) an increase of $93,789 in interest expense. These increases were offset by i) a decrease of $406,275 in preferred stock redemption accretion due to the conversion of preferred stock to common stock prior to the Merger of May 11, 2006; ii) a non-cash gain on the revaluation of warrant liabilities of $152,839; iii) a non-cash gain on the revaluation of conversion feature liabilities of $146,300; iv) a favorable swing in the non-cash gain (loss) on notes payable conversion price adjustments of $111,973; v) a decrease in preferred stock beneficial conversion of $172,988; and vi) a decrease in non-cash loan guarantee expense of $244,908.

The Company’s net loss was $1,741,667 compared to $3,231,847 for the six months ended June 30, 2007 and 2006, respectively. Cash used for the Company’s operating activities was $506,630 and $1,436,747 for the same respective periods

Comparing the three months ended June 30, 2007 and 2006:

The Company incurred a net loss of $814,737 for the second quarter of 2007, as compared to a net loss of $2,251,733 for the same period in 2006.   We recorded net revenue of $29, for the three months ended June 30, 2007, compared to net revenue of $16,358 for the three months ended June 30, 2006, a decrease of 99.8%, reflecting the Company’s decision to curtail marketing its products through specialty retail stores and to instead focus on seeking other established brands and revenue generating apparel organizations to become the primary source of revenue. The Company continues to market and sell its remaining inventory online. Management believes adequate reserves have been established for any remaining issues in the retail channel. The Company had gross profit of $27 for the three months ended June 30, 2007, compared to $7,386 for the same period last year. Our operating expenses for the quarter ended June 30, 2007 were $104,439, compared to $1,424,523 for the same period last year, a decrease of 93%. This change was due primarily to a 94% decrease of $1,050,084 in general and administrative expenses; a 89% decrease in sales and marketing expenditures of $204,115; and a 91% decrease in product development expenses of $65,885

The decrease in general and administrative expenses is due primarily to i) a decrease in investor relations expense of $404,556; ii) decreases in payroll and other employee expenses of $75,263; iii) decreases in investment banking and professional fees of $172,889; iv) a favorable reversal in non-cash compensation of $426,777; and v) a decrease in travel and entertainment expense of $14,731; which were partially offset by vi) an increase of $9,757 in insurance expense due primarily to the addition of D&O coverage during the second quarter of 2006; vii) an increase in inventory reserves of $10,687 for lower-of-cost-or-market adjustments; and viii) the write-off of a note receivable of $20,000 related to a loan made to an earlier acquisition target, REO STARR, LLC, which the Company is no longer pursuing The decrease in sales and marketing and product development expenses reflect the Company’s shift in strategy in late 2006 from developing its own brands to acquiring established brands through acquisition. The decrease in selling expense is due primarily to i) decreases in sales and marketing salaries of $36,500; ii) decreases in advertising expenditures of $98,394; iii) decreases in marketing and promotions of $41,088; and iv) a decrease in public relations expense of $27,875. The decrease in product development expense of $65,885 is due to a decrease in product design salaries of $59,550 and a reduction of product design and sampling expenditures of $6,335.

Other expense (net of other income) for the quarter ended June 30, 2007 was $710,325, compared to $834,596, a decrease of 15% or $124,271 from the same quarter last year. This change is due primarily to i) an increase of non-cash loan extension expense of $90,456; ii) an increase of $44,354 in interest expense; and iii) a decrease of $473,987 in favorable preferred stock redemption accretion from the conversion of preferred stock to common stock prior to the Merger of May 11, 2006. These increases in other expenses were offset by i) a decrease of $289,653 in non-cash interest expense from equity instruments issued in connection with convertible notes; ii) a decrease in preferred stock beneficial conversion of $172,988; iii) a non-cash gain on the revaluation of warrant liabilities of $13,965; iv) a non-cash gain on the revaluation of conversion feature liabilities of $20,508; v) a favorable swing in the non-cash gain (loss) on notes payable conversion price adjustments of $91,785; and vi) a decrease in non-cash loan guarantee expense of $145,063.

The Company’s net loss was $814,737 compared to $2,251,733 for the quarters ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

At June 30, 2007, the Company had a working capital deficit of $5,360,512. The Company’s current assets at June 30, 2007 were $12,953, consisting of cash of $2,266 and inventory net of reserves of $10,687. Total assets were $57,912, including net property and equipment of $16,897 and deposits of $28,092. At June 30, 2007, the Company’s total liabilities were $5,373,465, all of which were current. Historically, management has been able to raise additional capital. Subsequent to June 30, 2007, the Company obtained an additional $100,000 from an accredited investor as an advance. The successful outcome of future fundraising activities cannot be determined at this time and there is no assurance that the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In an effort to address the above issues, the Company is focused on revenue growth and raising additional capital. The Company believes it will need to raise significant additional capital to execute its business plan for 2007 and 2008. Although the Company believes that it will obtain this additional financing, there is no assurance that such financing will be sufficient or available on terms necessary to sustain the Company’s operations.

Our Plan for Operations for the Remainder of 2007 and for Fiscal Year 2008

The primary focus for the Company for the remainder of 2007 is to acquire a leading edge company (or companies) who have established brands, revenues, industry average or above average margins and a strong identity in a growing segment of the apparel industry. On May 8, 2007, the Company entered into a definitive agreement with The Apparel Agent, LLC, Jiun Ku and Shirley Fong (the “Sellers”) to acquire 22.5%, 22.5% and 22.5%, respectively, of the equity interests of The Apparel Agent, LLC. We also entered into a Letter of Intent with REO STARR, LLC dated September 29, 2006, which has since expired. Our due diligence reviews of both acquisitions revealed that the Company would need capital beyond its initial projections. The Company terminated The Apparel Agent definitive agreement on August 9, 2007. The Company is actively pursuing multiple acquisition candidates with the hope of completing one or more transactions prior to the end of 2007. In order to complete any intended acquisitions, the Company will be actively pursuing capital from retail and institutional investors. There is no assurance that we will obtain the additional and required capital financing to conclude these acquisition transactions.

Sub-Urban Brands management team will focus on improving the financial and operational management of its acquired companies. The Company will also work with its acquisitions to identify personnel needs and vendors who can facilitate growth and efficiency for their operations. These would include skilled personnel, consultants and vendors whose specialties are in production, sales, marketing, public relations and on-line media. The management team at Sub-Urban Brands will also concentrate on raising capital to secure acquisitions, integrating and upgrading accounting systems, practices and resources, as well as identifying future acquisitions in the marketplace.

Sub-Urban Brands, Inc will look to add financial staff as we grow through acquisitions. The primary focus of the organization for 2007 and going forward will be to grow revenues and earnings through acquisition of profitable high growth companies. The Company will also seek to establish key licensing arrangements for our current brands and non-core product categories of our acquired companies. The Company expects to be raising capital on an ongoing basis to fund our acquisition and growth strategy.

Effective June 21, 2007, the Company announced the resignation of Jack Mott as Chief Financial Officer, Chief Operating Officer and Director of the Company. Joe Shortal, Chief Executive Officer of the Company, temporarily assumed the duties of CFO and COO. There was no disagreement or dispute between Mr. Mott and the Company which led to his resignation. On August 18, 2007, the Company appointed Stephen Ruszak as Chief Financial Officer. Prior to this appointment, Mr. Ruszak served as the Company’s Vice President of Finance.

Risk Factors

RISKS RELATED TO OUR BUSINESS

We have experienced historical losses and a substantial accumulated deficit. If we are unable to reverse this trend, we will likely be forced to cease operations.

We have incurred losses since inception, including losses of $1,741,667 and $5,529,877 for the six months ended June 30, 2007, and the year ended December 31, 2006, respectively, and expect to incur net losses for the foreseeable future. In addition, at June 30, 2007, we had a working capital deficit of $5,360,512 and an accumulated deficit of $12,615,975. Our operating results for future periods will include significant expenses, including acquisition and integration costs, product development expenses, marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the foreseeable future, or at all.

We have a working capital deficit and significant capital requirements. Since we will continue to incur losses until we are able to generate sufficient revenues to offset our expenses, investors may be unable to sell our shares at a profit or at all.

The Company had net cash used in operations of $506,630 and $2,883,397 for the six months ended June 30, 2007 and the year ended December 31, 2006, respectively, and a working capital deficit of $5,360,512 at June 30, 2007.  Because the Company has not yet achieved or acquired sufficient operating capital, and given these financial results along with the Company's expected cash requirements in 2007, additional capital investment will be necessary to develop and sustain the Company's operations.

Our independent registered public accounting firm has raised doubt over our continued existence as a going concern.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

We have incurred losses for the past two fiscal years and had a net loss of $1,741,667 for the six months ended June 30, 2007. In addition, at June 30, 2007, we had a retained earnings deficit of $12,615,975. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future. We may be unable to increase revenues to the point that we attain profitability. As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and shareholders' deficits including a substantial accumulated deficit at June 30, 2007 and December 31, 2006. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 that expressed substantial doubt regarding our ability to continue as a going concern.

We need additional external capital and if we are unable to raise sufficient capital to fund our plans, we may be forced to delay or cease operations .

We are currently in negotiations with potential investors who may fund us and whose terms may or may not be favorable to the Company and its debt holders with respect to valuation and conversion of the existing debt.

Based on our current growth plan, we believe we will require significant additional financing to achieve our goals for 2007. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities.  If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those loans.  If we issue our securities for capital, then the interests of investors and stockholders will be diluted.

Our future success depends upon our ability to consummate acquisitions on terms favorable to the Company.

We have few assets and our business plan in large part involves making acquisitions of other businesses and assets.  On May 8, 2007, the Company entered into a definitive agreement with The Apparel Agent, LLC , Jiun Ku and Shirley Fong (the “Sellers”) to acquire 22.5%, 22.5% and 22.5%%, respectively, of the equity interests of The Apparel Agent, LLC. (See note 11 of the Notes to the Consolidated Financial Statements as of June 30, 2007, included herein under Item 1.) The Company has also entered into a Letters of Intent with REO STARR, LLC and it members that are non-binding, except for confidentiality and certain other binding matters. The Apparel Agent definitive agreement was terminated by the Company on August 9, 2007. The REO STARR Letters of Intent have expired. The Company is no longer pursuing either of these acquisitions.

We have been engaged in discussions with other potential acquisition targets and continue to seek other opportunities  We can provide no assurance that we will be able to complete any acquisitions in a timely manner or on terms favorable to the Company.  Any future acquisitions may require us to restructure our current capitalization or debt and/or seek additional equity financing, which may be dilutive to current shareholders, or debt financing, which may be on terms that are not favorable to the Company.  In addition, the process of identifying, acquiring and integrating future acquisitions may constrain valuable management resources, and our failure to integrate future acquisitions may result in the loss of key employees and the dilution of stockholder value and have an adverse effect on our operating results. We expect to pursue strategic acquisitions in the future. Completing any potential future acquisitions could cause significant diversions of management time and resources.

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

The loss of or inability to enforce our trademarks, including “WHITEBOY®” or any of our other or future proprietary or licensed trademarks, designs, patents, know-how and trade secrets could adversely affect our business. If any third party copies or otherwise gains access to our trademarks or other proprietary rights, or develops similar products independently, it may be costly to enforce our rights and we would not be able to compete as effectively. Additionally, the laws of foreign countries may provide inadequate protection of intellectual property rights, making it difficult to enforce such rights in those countries.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive / Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

During the six months ended June 30, 2007, the Company issued $682,500 of new convertible securities in private placements to qualified buyers and accredited investors, with investment units consisting of notes, common stock and warrants. The fair value of the warrants at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the Notes. The value of the common stock issued was recorded at par plus additional paid-in capital and reduced the carrying value of the Notes, which was determined using the market price of the stock at the time of issuance, The discount on the Notes is being amortized to interest expense over the term of the Notes. The notes are convertible at the sole option of the Company with interest at 10%. The company can (i) prepay the note in full prior to or on the maturity date or (ii) convert at the sole option of the Company at the conversion price of 50% of the then current market price in the event of a financing of at least $1,000,000. If converted, such shares would need to be registered by the Company within 7 months of February 22, 2007.

In connection with these financings, the Company issued 4,045,000 shares of common stock, which the company must register by Sept 22, 2007. In the event the registration of the shares are not declared effective by that date, there is a penalty of 10% of the registrable common shares for each month in which the shares are not registered. The penalty shall be waived in the event the SEC cuts back the number of shares due to Rule 415 issues. Subsequent to June 30, 2007, the investors agreed to waive their rights to penalty shares and to convert their registration rights to “Piggyback Rights.” (See note 11.) The market value of the common stock was $382,500 which was recorded as note discounts, and $101,200 of these discounts were amortized to interest expense during the six months ended June 30, 2007.

In addition, the Company issued 2,930,000 warrants for the purchase of common stock at a price of $0.15, for 5 years. The warrants have piggyback registration rights. A net exercise is restricted to one year after issuance, and is not permitted if the underlying shares have been registered for resale. The fair value of the warrants was $117,294 which was recorded as note discounts, and $30,665 of these discounts were amortized to interest expense during the six months ended June 30, 2007.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Effective June 21, 2007, the Company announced the resignation of Jack Mott as Chief Financial Officer, Chief Operating Officer and Director of the Company. Joe Shortal, Chief Executive Officer of the Company, temporarily assumed the duties of CFO and COO. There was no disagreement or dispute between Mr. Mott and the Company which led to his resignation. On August 18, 2007, the Company appointed Stephen Ruszak as Chief Financial Officer. Prior to this appointment, Mr. Ruszak served as the Company’s Vice President of Finance.

Item 6. Exhibits

(a) Exhibits

4.1
Form of securities purchase agreement, warrant agreement and promissory note with principal of $125,000, dated May 15, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 18, 2007)

4.2
Form of securities purchase agreement, warrant agreement and promissory note with principal of $12,500, dated May 21, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 24, 2007)

4.3
Form of securities purchase agreements, warrant agreements and promissory notes with aggregate principal of $57,500, dated May 25, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 31, 2007)

4.4
Form of securities purchase agreements, warrant agreements and promissory notes with aggregate principal of $87,500, dated June 6, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 12, 2007)

5.02
Announcement of the June 21, 2007 resignation of Jack Mott, the Company’s Chief Financial Officer, Chief Operating Officer and Director (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 27, 2007)

10.1	Entry into a material definitive agreement to acquire The Apparel Agent LLC (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

10.2	Termination of a material definitive agreement to acquire The Apparel Agent LLC (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 15, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 20, 2007

Sub-Urban Brands, Inc.

By:	/s/ Joseph Shortal	By:	/s/ Stephen Ruszak
	Joseph Shortal, Chief Executive Officer		Stephen Ruszak, Chief Financial Officer
	Principal Executive Officer		Principal Financial and Accounting Officer

INDEX TO EXHIBITS

4.1
Form of securities purchase agreement, warrant agreement and promissory note with principal of $125,000, dated May 15, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 18, 2007)

4.2
Form of securities purchase agreement, warrant agreement and promissory note with principal of $12,500, dated May 21, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 24, 2007)

4.3
Form of securities purchase agreements, warrant agreements and promissory notes with aggregate principal of $57,500, dated May 25, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 31, 2007)

4.4
Form of securities purchase agreements, warrant agreements and promissory notes with aggregate principal of $87,500, dated June 6, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 12, 2007)

5.02
Announcement of the June 21, 2007 resignation of Jack Mott, the Company’s Chief Financial Officer, Chief Operating Officer and Director (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 27, 2007)

10.1	Entry into a material definitive agreement to acquire The Apparel Agent LLC (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

10.2	Termination of a material definitive agreement to acquire The Apparel Agent LLC (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 15, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act